Form 10-Q
period 1995-10-31
ROVAC CORP
filed 1996-02-20
CIK 85399

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   FORM 10-QSB

     Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 1995.

                         Commission file number: 0-8289

                              THE ROVAC CORPORATION
        (Exact name of small business issuer as specified in its charter)

          Delaware                    59-1461320
(State or other jurisdiction      (I.R.S. Employer
of incorp. or organization)       Identification No.)

                     1030 Stafford Street, Rochdale MA 01542
                    (Address of principal executive offices)

                                 (508) 892-1121
                           (Issuer's telephone number)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, July 31, 1995, was 39,546,681 shares of Common Stock, $0.01 par value.


[CAPTION]
                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

    See attached.

Item 2.  Management's Discussion and Analysis or Plan of
Operation.

    (a)  Liquidity and Capital Resources

    Rovac produced key CinchLock pipe connector components for field testing. The Company continued to contact potential customers to enter into discussions for test marketing programs. Rovac identified a number of markets for its CinchLock pipe connectors and has supplied metal and plastic samples of the connectors to potential manufacturers, wholesalers and distributors for evaluation. The company continues to receive favorable field test results for the company's CinchLock pipe connectors.

    During the quarter, the company continued to install production machinery and equipment in order to improve the company's capability of manufacturing a larger volume of key pipe connector components in its existing facilities in Rochdale, Massachusetts. The Company also continued discussions and negotiations for financing and capital sources in order to meet its working capital requirements and tooling costs to implement proposed projects. Management continues to fund the capital requirements of the company as they become necessary.

    (b)  Results of Operations for the first quarter ended
October 31, 1995

    General and Administrative Costs were $41,022 for the quarter ending October 31, 1995, as compared to $42,269 for the corresponding quarter in 1994, a decrease of $1,247. The decease of 3% was primarily due to reduction in legal expenses. Research and Development Costs were $11,589 for the quarter ending October 31, 1995, as compared to $2,702 for the corresponding quarter in 1994, an increase of $8,887. The increase was due to purchases of machinery and materials for CinchLock production.

THE ROVAC CORPORATION
Item 1 - Financial Information

                            CONDENSED BALANCE SHEETS


                             October 31, 1995    July 31, 1995
                             (Unaudited)              *
    Assets

CURRENT ASSETS
    CASH                     -                   1,939
    ACCOUNTS RECEIVABLE      8,672               1,665
    ACCOUNTS RECEIVABLE-OTHER  183               -
    LOAN RECEIVABLE-OFFICER    698                 233
    INVENTORY                2,191                 475
    PREPAID EXPENSES         5,200               7,150

      TOTAL CURRENT ASSETS   16,944              11,462

PROPERTY AND EQUIPMENT
    MACHINERY AND EQUIPMENT  69,094              69,094
    FURNITURE AND FIXTURES   30,283              30,283
    LEASEHOLD IMPROVEMENTS   28,121              28,121

      TOTAL PROPERTY AND EQUIPMENT
                             127,498             127,498

LESS ACCUMULATED DEPRECIATION     -113,321            -112,721
                             14,177              14,777

PATENT AND PATENT APPLICATIONS,
 NET OF ACCUMULATED AMORTIZATION
 OF $52,055 ($50,105 AT JULY 31,
 1995)                                 86,102              82,661
                             86,102              82,661


                             117,223             108,900







    SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.


THE ROVAC CORPORATION
Item 1 - Financial Information

                            CONDENSED BALANCE SHEETS

                             OCTOBER 31, 1995    JULY 31, 1995
                             (UNAUDITED)              *

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    BANK OVERDRAFT           6,693               -
    NOTES PAYABLE-OFFICERS   647,908             647,021
    NOTES PAYABLE-OTHER      3,250               3,250
ACCOUNTS PAYABLE:
    TRADE                    112,068             110,846
    PARENT COMPANY           440,771             401,908
ACCRUED EXPENSES             568,416             544,298
     TOTAL CURRENT LIABILITIES
                             1,799,106           1,707,323

STOCKHOLDER'S DEFICIENCY
    8% NONVOTING PREFERRED STOCK,
     $100 PAR VALUE.  AUTHORIZED
     25,000 SHARES, 12,000 SHARES
    ISSUED.                  1,200,000           1,200,000

    COMMON STOCK, $.01 PAR VALUE.
    AUTHORIZED 40,000,000 SHARES,
    ISSUED AND OUTSTANDING
    39,546,681 AND 39,546,681
    SHARES.                  395,467             395,467

    COMMON STOCK ISSUABLE,
    $.01 PAR VALUE, 25,000
    SHARES.                  2,775               2,775

    ADDITIONAL PAID-IN
    CAPITAL                  8,243,276           8,243,276
ACCUMULATED DEFICIT               -11,503,401         -11,439,941

    TOTAL STOCKHOLDER'S DEFICIENCY
                             -1,661,883          -1,598,423

                             117,223             108,900






    SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.



THE ROVAC CORPORATION

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                       THREE MONTHS
                                       ENDED OCTOBER 31
                                  1995                1994


REVENUES:
    TECHNOLOGY SALE               11,922              -
    CONTRACT INCOME               -                   -

         TOTAL REVENUES           11,922              0

OPERATING EXPENSES
    GENERAL AND ADMINISTRATIVE    41,022              42,269
    RESEARCH AND DEVELOPMENT      11,589              2,702
    DEPRECIATION AND AMORTIZATION 2,550               2,481

         TOTAL OPERATING EXPENSES 55,161              47,452

         OPERATING LOSS           -43,239             -47,452


OTHER INCOME (EXPENSES)
    INTEREST EXPENSE              -20,221             -20,675
    MISCELLANEOUS INCOME          -                   400
                                  -20,221             -20,275

         NET LOSS                 -63,460             -67,727

NET LOSS PER SHARE OF
 COMMON STOCK                     (0.00)              (0.00)

WEIGHTED AVG. NUMBER OF COMMON
 SHARES OUTSTANDING AND
 ISSUABLE                              39,368,135          39,368,135




    SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.



THE ROVAC CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                            THREE MONTHS
                                            ENDED OCTOBER 31
                                  1995                1994

CASH FLOWS FROM OPERATING ACTIVITIES:
    NET LOSS                      -63,460             -67,727

    ADJUSTMENTS TO RECONCILE NET LOSS
    TO NET CASH USED IN OPERATING ACTIVITIES:

     DEPRECIATION AND AMORTIZATION 2,550              2,481

      (INCREASE) DECREASE IN ASSETS:
       PREPAID EXPENSES           1,950               2,000
       RECEIVABLES                -7,655              -298
       INVENTORIES                -1,716              -723

     INCREASE (DECREASE) IN ASSETS:
       ACCOUNTS PAYABLE           1,222               8,673
       ACCRUED EXPENSES           24,118              23,318

      NET CASH USED IN OPERATING
       ACTIVITIES                 -42,991             -32,276

CASH FLOWS FROM INVESTING ACTIVITIES:
    ACQUISITION OF PROPERTY AND
     EQUIPMENT                    -                   -7,000
    ACQUISITION OF PATENTS AND
     PATENT APPLICATIONS          -5,391              -

         NET CASH USED IN
          INVESTING ACTIVITIES    -5,391              -7,000

CASH FLOWS FROM FINANCING ACTIVITIES:
    PROCEEDS FROM ISSUANCE OF NOTES
     PAYABLE - OFFICERS, NET      886                 1,999
    ADVANCES FROM PARENT          38,864              37,391

         NET CASH PROVIDED BY
          FINANCING ACTIVITIES    39,750              39,390

NET CHANGES IN CASH                    -8,632              114

CASH (BANK OVERDRAFT) AT BEGINNING
  OF PERIOD                       1,939               -814

CASH (BANK OVERDRAFT) AT END OF
  PERIOD                          -6,693              -700




    SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.


[CAPTION]
                           PART II - OTHER INFORMATION

Item 1.  Legal proceedings.

    None.

Item 2.  Changes in Securities.

    None.

Item 3.  Defaults upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

Item 5.  Other Information.

    None.


Item 6.  Exhibits and Reports on Form 8-K.

    None.



                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE ROVAC CORPORATION
                                       (Registrant)

                   _______             _________________________
                   Date                Signature