Form 10QSB
period 1996-01-31
ROVAC CORP
filed 1996-05-09
CIK 85399

U.S. Securities and Exchange Commission
                            Washington, D.C.   20549

                                   FORM 10-QSB

             Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1996.

                        Commission file number :  0-8289

                              THE ROVAC CORPORATION
        (Exact name of small business issuer as specified in its charter)

                   Delaware                        59-1461320
                (State or other jurisdiction       (I.R.S. Employer
                of incorp. or organization)        Identification No.)

                   1030 Stafford Street, Rochdale, MA   01542
                    (Address of principal executive offices)

                                  (508)892-1121
                           (Issuer's telephone number)

             Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
             State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date, January 31, 1996: 39,570,406 shares of Common Stock, $0.01 par value.

[CAPTION]
                         PART 1 - FINANCIAL INFORMATION

        Item 1.   Financial Statements.

                  See attached.

        Item 2.   Management's Discussion and Analysis or Plan of
                   Operation.

             (a)  Liquidity and Capital Resources

             During the quarter, the Company continued to produce Cinch-Lock(tm) pipe connector components for field testing. The Com-pany successfully completed field tests with one of its customers and continued contacting other potential customers for its Cinch-Lock(tm) pipe connectors. The Company began discussions with a major pipe distributor for a sales contract for the connectors and while there can be no assurance that such discussions will result in a successful conclusion, management of the Company believes that the current negotiations will result in receiving a reasonably favorable sales contract for the Company's CinchLock(tm) pipe connectors.

             The Company also continued discussions and negotiations for financing and capital sources in order to meet its working capi-tal requirements and tooling costs to implement proposed projects. Management continues to fund the capital requirements of the Company as they become necessary.

             (b)  Results of Operations for the second quarter ended
                   January 31, 1996

             General and Administrative Costs were $40,572 for the quar-ter ending January 31, 1996, as compared to $54,172 for the corresponding quarter in 1995, a decrease of $13,600. The de-crease of 25% was primarily due to reduction in legal costs. Research and Development Costs were $8,960 for the quarter ending January 31, 1996, as compared to $10,277 for the corresponding quarter in 1995, a decrease of $1,317. The decrease was due to a reduction in materials used.

             (c)  Results of Operations for the six-month period ended
                   January 31, 1996

             General and Administrative Costs decreased by $14,847 (15%) and Research and Development Costs increased $7,569 (58%) during the six-months ending January 31, 1996 as compared to the same period in 1995. The decrease in General and Administrative Costs are attributable to reduction of legal fees. The increase in Research and Development Costs are attributable to increased expenses related to the CinchLock(tm).


                              THE ROVAC CORPORATION
                         Item 1 - Financial Information
                            Condensed Balance Sheets

                                      January 31, 1996    July 31, 1995
                                         (Unaudited)
        Assets
             Current Assets
              Cash                               1,504            1,939
              Accounts receivable                3,269            1,665
              Loan receivable-officer              698              233
              Other receivables                    173              -
              Inventory                          3,533              475
              Prepaid expenses                   3,250            7,150
                                             __________       __________
             Total current assets               12,427           11,462

        Property and equipment
             Machinery and equipment            69,094           69,094
             Furniture and fixtures             30,283           30,283
             Leasehold improvements             28,121           28,121
                                             __________       __________
             Total property and equipment      127,498          127,498

             Less accumulated depreciation    -113,921         -112,721
                                             __________       __________
                                                13,577           14,777
                                             __________       __________
        Patent and patent applications, net
         of accumulated amortization of
         $54,005 ($50,105 at July 31, 1995)     85,686           82,661
                                             __________       __________
                                                85,686           82,661
                                             __________       __________
                                               111,690          108,900
                                             ==========       ==========



             See accompanying notes to condensed financial statements.

                              THE ROVAC CORPORATION
                         Item 1 - Financial Information
                            Condensed Balance Sheets

                                      January 31, 1996    July 31, 1995
                                         (Unaudited)
        Liabilities and Stockholders'
         Deficiency
             Current liabilities
              Notes payable-officers           646,918          647,021
              Notes payable-other                3,250            3,250
              Accounts payable
                   Trade                       108,753          110,846
                   Parent company              478,387          401,908
              Accrued expenses                 587,797          544,298
                                             __________       __________
              Total current liabilities      1,825,105        1,707,323

        Stockholders' deficiency
             8% nonvoting preferred stock,
              $100 par value.  Authorized
              25,000 shares, 12,000 shares
              issued.                        1,200,000        1,200,000
             Common stock, $.01 par value.
              Authorized 40,000,000 shares,
              issued and outstanding
              39,570,406 and 39,546,681
              shares.                          395,704          395,467
             Common stock issuable, $.01
              par value, 344,167 and
              277,500 shares.                    3,442            2,775
             Additional paid-in capital      8,257,117        8,243,276
              Accumulated deficit          -11,569,678      -11,439,941
                                            __________       __________
              Total stockholders'
               deficiency                   -1,713,415       -1,598,423
                                            __________       __________
                                               111,690          108,900
                                            ==========       ==========



             See accompanying notes to condensed financial statements.


                              THE ROVAC CORPORATION
                             Statement of Operations
                                   (Unaudited)

                                       Three months        Six months
                                      ended Jan. 31       ended Jan. 31
                                      1996      1995      1996      1995
        Total revenues:
             Sales                       -         -       7,122      -
             Technology Sale           6,000     8,900    10,800    8,900
                                      ______    ______    ______   ______
             Total revenues            6,000     8,900    17,922    8,900

        Operating expenses
             General & admin.         40,572    54,172    81,594   96,441
             Research & development    8,960    10,277    20,548   12,979
             Depreciation & amort.     2,550     2,481     5,100    4,962
                                      ______    ______    ______   ______
             Total operating expense  52,082    66,930   107,242  114,382

             Operating loss          -46,082   -58,030   -89,320 -105,482

        Other income (expenses)
             Interest expense        -20,238   -18,816   -40,460  -39,491
             Misc income                  43       -          43      400
                                      ______    ______    ______   ______
                                     -66,277   -76,846  -129,737 -144,573


        Net loss per share of
         common stock                  -0.00     -0.00     -0.00    -0.00

        Weighted average number of
         common shares outstanding
         and issuable               39891975  39382611  39862920 39374339


             See accompanying notes to condensed financial statements.

                              THE ROVAC CORPORATION
                             Statement of Cash Flows
                                   (Unaudited)
                                                           Six months
                                                         ended January 31
                                                      1996           1995
        Cash flows from operating activities:
             Net loss                              -129,737      -144,573
              Adjustments to reconcile net loss
               to net cash used in operating
               activities:
                Depreciation and amortization         5,100         4,962
                Services in exchange for
                 common stock                         4,745            -
                (Increase) decrease in assets:
                 Receivables                         -2,242        -3,498
                 Prepaid expenses                     3,900         4,000
                 Parts and supplies                     -            -723
                 Inventory                           -3,058            -
                Increase (decrease) in liabilities:
                 Accounts Payable                    -2,093         7,588
                 Accrued expenses                    43,499        45,129
                                                    _______       _______
                 Net cash used in operating
                  activities                        -79,886       -87,115

        Cash flows from investing activities:
                Acquisition of property and
                 equipment                               -         -7,000
                Acquisition of patents and patent
                 applications                        -6,925            -
                                                    _______       _______
                 Net cash used in investing
                  activities                         -6,925        -7,000

        Cash flows from financing activities:
                Proceeds from issuance of notes
                 payable-officers, net                 -103        18,943
                Advances from parent                 76,479        77,612
                Proceeds from private placement
                 purchases of stock                  10,000            -

                 Net cash provided by
                  financing activities               86,376        96,555
                                                     ______        ______
        Net change in cash                             -435         2,440

        Cash (bank overdraft) at beginning of
         period                                       1,939          -814
                                                     ______        ______
        Cash at end of period                         1,504         1,626

        Supplemental Disclosures of Cash Flow
         information
           Cash paid during period for:
                Interest                               -            1,448

        Supplemental disclosure of noncash
         operating and financing activities
            Common stock issued for services          4,745            -


        See accompanying notes to condensed financial statements.

[CAPTION]
                     Notes to Condensed Financial Statements
                                  (Unaudited)

        (1)  Basis of Presentation

             The unaudited financial statements for the six months and three months ended January 31, 1996 and 1995 are unaudited but reflect all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods.

              The results of operations for six months and three months ended January 31, 1996 and 1995 are not necessarily indicative of of the results for the entire year.

              These financial statements supplement and should be read in conjunction with the Company's audited financial statements for the year ended July 31, 1995 as contained in the Company's Form 10-KSB, as filed with the United States Securities and Exchange Commission.

         (2)  Income (Loss) Per Share of Common Stock

              Income (loss) per share of common stock as computed is based on the weighted average of the number of shares outstanding and issuable during the periods.

[CAPTION]
                           PART II - OTHER INFORMATION

         Item 1.   Legal proceedings.

                   None.

         Item 2.   Changes in Securities.

                   None.

         Item 3.   Defaults upon Senior Securities.

                   None.

         Item 4.   Submission of Matters to a Vote of Security Holders.

                   None.

         Item 5.   Exhibits and Reports on Form 8-K.

                   EX-27

                                   SIGNATURES

              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE ROVAC CORPORATION
                                    (Registrant)

          Date:                    Raymond E. Shea, Jr.
                                   Raymond E. Shea, Jr.
                                   Vice President and Treasurer