Form 10QSB/A
period 1995-10-31
ROVAC CORP
filed 1996-05-22
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549

                                   Form 10-QSB/A

             Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1995.

                         Commission file number:  0-8289

                              THE ROVAC CORPORATION
        (Exact name of small business issuer as specified in its charter)

                  Delaware                          59-1461320
              (State or other jurisdiction          (IRS Employer
           of incorp. or organization)              Identification No.)

                   1030 Stafford Street, Rochdale, MA   01542
                    (Address of principal executive offices)

                                  (508)892-1121
                           (Issuer's telephone number)

             Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
             State the number of shares outstanding of each of the issu-er's classes of common equity, as of the latest practicable date, July 31, 1995: 39,546,681 shares of Common Stock, $.01 par value.

[CAPTION]

                         PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements

             See attached.

        Item 2.  Management's Discussion and Analysis or Plan of
                  Operation.

             (a)  Liquidity and Capital Resources

             ROVAC produced key CinchLock(tm) pipe connector components for field testing. The Company continued to contact potential customers to enter into discussions for test marketing programs. ROVAC identified a number of markets for its CinchLock(tm) con-nectors and has supplied metal and plastic samples of the connec-tors to potential manufacturers, wholesalers and distributors for evaluation. The company continues to receive favorable field test results for the company's CinchLock(tm) pipe connectors.

             During the quarter, the Company continued to install produc-tion machinery and equipment in order to improve the Company's capability of manufacturing a larger volume of key pipe connector components in its existing facilities in Rochdale, Massachusetts. The Company also continued discussions and negotiations for fi-nancing and capital sources in order to meet its working capital requirements and tooling costs to implement proposed projects. Management continues to fund the capital requirements of the Company as they become necessary.

             (b)  Results of Operation for the first quarter ended
                  October 31, 1995

             General and Administrative Costs were $41,022 for the quar-ter ending October 31, 1995, as compared to $42,269 for the corresponding quarter in 1994, a decrease of $1,247. The decrease of 3% was primarily due to reduction in legal expenses. Research and Development Costs were $11,589 for the quarter ending October 31, 1995, as compared to $2,702 for the corresponding quarter in 1994, an increase of $8,887. The increase was due to purchases of machinery and material for CinchLock(tm) production.

                              THE ROVAC CORPORATION
                         Item 1 - Financial Information
                            Condensed Balance Sheets

                                      October 31, 1995    July 31, 1995
                                         (Unaudited)
        Assets
        Current Assets
             Cash                              -               1,939
             Accounts receivable           8,672               1,665
             Accounts receivable-other       183                   -
             Loan receivable-officer         698                 233
             Inventory                     2,191                 475
             Prepaid expenses              5,200               7,150
                                      __________          __________
             Total current assets         16,944              11,462
                                      __________          __________
        Property and equipment
             Machinery and equipment      69,094              69,094
             Furniture and fixtures       30,283              30,283
             Leasehold improvements       28,121              28,121
                                      __________          __________
                                         127,498             127,498
                                      __________          __________
        Less accumulated depreciation   -113,321            -112,721
                                      __________          __________
                                          14,177              14,777
                                      __________          __________

        Patent and patent applications,
        net of accumulated amortization
        of $52,055 ($50,105 at July
        31, 1995)                         86,102              82,661
                                      __________          __________
                                          86,102              82,661

                                      __________          __________
                                         117,223             108,900
                                      ==========          ==========




             See accompanying notes to condensed financial statements.

                              THE ROVAC CORPORATION
                         Item 1 - Financial Information
                            Condensed Balance Sheets

                                      October 31, 1995    July 31, 1995
                                         (Unaudited)
        Liabilities and Stockholders'
        Deficiency

        Current liabilities
             Bank overdraft                    6,693                 -
             Notes payable-officers          647,908           647,021
             Notes payable-other               3,250             3,250
             Accounts payable:
                  Trade                      112,068           110,846
                  Parent                     440,771           401,908
             Accrued expenses                568,416           544,298
                                           _________      ____________
             Total current liabilities     1,779,106         1,707,323
                                           _________      ____________

        Stockholders' deficiency
             8% nonvoting preferred        1,200,000         1,200,000
              stock, $100 par value.
              Authorized 25,000 shares
              12,000 shares issued.
             Common stock, $.01 par          395,467           395,467
              Authorized 40,000,000 shares
              issued and outstanding
              39,546,681 and 39,546,681
              shares
             Common stock issuable, $.01       2,775             2,775
              par value, 25,000 shares
             Additional paid-in capital     8,243,276        8,243,276
        Accumulated deficit               -11,503,401      -11,439,941
                                           __________     ____________
             Total stockholders'
              deficiency                   -1,661,883       -1,598,423
                                           __________     ____________

                                              117,223          108,900
                                           ==========     ============




             See accompanying notes to condensed financial statements.


                              THE ROVAC CORPORATION
                             Statement of Operations
                                   (Unaudited)

                                                Three Months
                                              Ended October 31
                                           1995              1994
                                       ____________      ____________
        Revenues:
             Technology Sale                 11,922            -
             Contract Income                    -              -
                                       ____________      ____________
             Total Revenues                  11,922            -
                                       ____________      ____________
        Operating Expenses
             General and Administrative      41,022            42,269
             Research and Development        11,589             2,702
             Depreciation and amortization    2,550             2,481
                                       ____________      ____________
             Total Operating Expense         55,161            47,452
                                       ____________      ____________
             Operating Loss                 -43,239           -47,452
                                       ____________      ____________
        Other income (expense)
             Interest expense               -20,221           -20,675
             Miscellaneous income               -                 400
                                       ____________      ____________
                                            -20,221           -20,275
                                       ____________      ____________
             Net Loss                       -63,460           -67,727
                                       ============      ============
        Net loss per share of
         common stock                         (0.00)            (0.00)
                                       ============      ============
        Weighted average number of
         common shares outstanding
         and issuable                    39,368,135        39,368,135
                                       ============      ============




             See accompanying notes to condensed financial statements.



                              THE ROVAC CORPORATION
                             Statement of Cash Flows
                                   (Unaudited)
                                                Three Months
                                              Ended October 31
                                           1995              1994
                                       ____________      ____________
        Cash flows from operating
         activities:
          Net loss                          -63,460           -67,727
          Adjustments to reconcile net
           loss to net cash used in
           operating activities:
            Depreciation and amortization     2,550             2,481
            (Increase) decrease in assets:
             Prepaid expenses                 1,950             2,000
             Receivables                     -7,655              -298
             Inventories                     -1,716              -723
            Increase (decrease) in
             liabilities:
             Accounts payable                 1,222             8,673
             Accrued expenses                24,118            23,318
                                       ____________      ____________
             Net cash used in operating
              activities:                   -42,991           -32,276
                                       ____________      ____________
        Cash flows from investing
         activities:
          Acquisition of property
           and equipment                        -              -7,000
          Acquisition of patents and
           patent applications               -5,391               -
                                       ____________      ____________
             Net cash used in investing
              activities:                    -5,391            -7,000
                                       ____________      ____________
        Cash flows form financing
         activities:
          Proceeds from issuance of
           notes payable-officers, net          886             1,999
          Advance from parent                38,864            37,391
                                       ____________      ____________
             Net cash provided by
              financing activities:          39,750            39,390
                                       ____________      ____________
        Net change in cash                   -8,632               114
                                       ____________      ____________
        Cash (bank overdraft) at
         beginning of period                  1,939              -814
                                       ____________      ____________
        Cash (bank overdraft) at
         end of period                       -6,693              -700
                                       ============      ============


             See accompanying notes to condensed financial statements.

[CAPTION]
                           PART II - OTHER INFORMATION

        Item 1.   Legal Proceedings

                  None.

        Item 2.   Changes in Securities.

                  None.

        Item 3.   Defaults Upon Senior Securities.

                  None.

        Item 4.   Submission of Matters to a Vote of Security Holders.

                  None.

        Item 5.   Other Information

                  None.

        Item 6.   Exhibits and Reports on Form 8-K.

                  Exhibit 27, Financial Data Schedule, 10/31/95.


                                   SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE ROVAC CORPORATION
                                  (Registrant)


            Date:  April 15, 1996     Raymond E. Shea, Jr.
                                      Raymond E. Shea, Jr.
                                      Vice President, Treasurer