Form 10QSB/A
period 1996-04-30
ROVAC CORP
filed 1996-06-27
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC   20549

                                     Form 10-QSB

             Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1996.

                              Commission File No. 0-8289

                                THE ROVAC CORPORATION
                       (Exact name of small business issuer as
                              specified in its charter)

                     Delaware                            59-1461320
               (State or other jurisdiction           (I.R.S. Employer
            of incorporation or organization)        Identification No.)

                       1030 Stafford Street, Rochdale, MA 01542
                       (address of principal executive offices)

                                    (508)892-1121
                             (Issuers' telephone number)

             Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and, (2) has been subject to such filing require-
        ments for the past 90 days.   YES [X]  NO [ ]

        APPLICABLE ONLY TO CORPORATE ISSUERS
             State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, April 30, 1996: 39,943,073 shares of Common Stock, $0.01 par value.





[CAPTION]

                            PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements.

             See attached.

        Item 2.  Management's Discussion and Analysis or Plan of Operation.

             (a)  Liquidity and Capital Resources

             During the quarter, ROVAC began to build an inventory of Cinch-Lock(tm) rings for future sale of the CinchLock(tm) pipe connecting devices. The Company generated a limited number of sales of samples of the CinchLock(tm) pipe connectors. The Company continues discus-sions with major pipe manufacturers and distributors for sales con-tracts for the connectors and while there can be no assurance that such discussions will result in a successful conclusion, management of the Company believes that negotiations will result in receiving a major contract for the Company's CinchLock(tm) pipe connecting tech-nology.

             The Company also continued discussions and negotiations for financing and capital sources in order to meet its working capital requirements and tooling costs to implement proposed projects. Be-cause the Company has insufficient liquidity to meet its capital requirements, management has funded the capital requirements of the Company. However, there can be no assurance that such practice will continue.

             (b)  Results of Operations for the quarter ended April 30, 1996

             General and Administrative Costs were $43,101 for the quarter ending April 30, 1996, as compared to $90,769 for the corresponding quarter in 1995, a decrease of $47,668. The decrease of 53% was primarily due to reduction in legal costs. Research and Development Costs were $15,488 for the quarter ending April 30, 1996, as compared to $3,957 for the corresponding quarter in 1995, an increase of $11,531. The increase of 291% was due to activity related to the pre-production of CinchLock(tm) components.

             (c)  Results of Operations for Nine Months Ending April 30, 1996

             General and Administrative Costs decreased by $62,516 (33%) and Research and Development Costs increased $19,099 (113%) during the nine months ending April 30, 1996 as compared with the same period in 1995. The decrease in General and Administrative Costs is attributable to reduction in legal costs associated with customer agreements. The increase in Research and Development Costs is attributable to activity related to the pre-production of CinchLock(tm) components.






                                THE ROVAC CORPORATION
                            Item 1 - Financial Information
                               Condensed Balance Sheets
                                           April 30, 1996      July 31, 1995
                                             (Unaudited)
                  Assets

        Current Assets
             Cash                                   -                 1,939
             Accounts receivable                   386                1,665
             Accounts receivable - other           871                  -
             Loan receivable - officer             387                  233
             Inventory                           3,534                  475
             Prepaid expenses                    1,300                7,150
                                           ___________         ____________
                  Total current assets           6,478               11,462
                                           ___________         ____________
        Property and equipment
             Machinery and equipment            69,804               69,094
             Furniture and fixtures             30,283               30,283
             Leasehold improvements             28,121               28,121
                                           ___________         ____________
                  Total property and
                  equipment                    128,208              127,498

        Less accumulated depreciation         -114,520             -112,721
                                           ___________         ____________
                                                13,688               14,777
                                           ___________         ____________

        Patent and patent applications
             net of accumulated amortization
              of $55,955 ($50,105 at July 31,
              1995)                             84,506               82,661
                                           ___________         ____________
                                                84,506               82,661
                                           ___________         ____________
                                               104,672              108,900
                                           ===========         ============




                  See accompanying notes to condensed financial statements.




                                THE ROVAC CORPORATION
                            Item 1 - Financial Information
                               Condensed Balance Sheets
                                           April 30, 1996      July 31, 1995
                                             (Unaudited)
        Liabilities and Stockholders'
        Deficiency

        Current Liabilities
             Bank overdraft                       2,020               -
             Notes payable - officers           648,140             647,021
             Notes payable - other                3,250               3,250
             Accounts payable
                Trade                           106,074             110,846
                Parent company                  513,447             401,908
             Accrued expenses                   611,986             544,298
                                           ____________        ____________
                  Total current
                  liabilities                 1,884,917           1,707,323
                                           ____________        ____________

        Stockholders' deficiency
          8% nonvoting preferred stock        1,200,000           1,200,000
           $100 par value. Authorized
           25,000 shares, 12,000 shares
           issued.
          Common stock, $.01 par value          399,431             395,467
           value.  Authorized 40,000,000
           shares, issued and outstanding
           39,943,073 shares & 39,546,681
           shares.
          Common stock issuable, $.01 par           250               2,775
           value, 25,000 shares and 277,500
           shares.
          Additional paid-in capital          8,266,882           8,243,276
        Accumulated deficit                 -11,646,808         -11,439,941
                                            ___________         ___________
                  Total stockholders'
                  deficiency                 -1,780,245          -1,598,423
                                            ___________         ___________

                                                104,672             108,900
                                            ===========         ===========




                  See accompanying notes to condensed financial statements.



                                   THE ROVAC CORPORATION

                                  Statement of Operations
                                        (Unaudited)
                                       Three Months             Nine Months
                                      Ended April 30           Ended April 30
                                      1996       1995          1996        1995
                                 ______________________________________________
        Total revenues:
          Sales                         460        -           7,582        -
          Technology sale             3,360      3,000        14,160     11,900
                                 ______________________________________________
             Total revenues           3,820      3,000        21,742     11,900

        Operating expenses
          General & Administrative   43,101     90,769       124,695    187,211
          Research & Development     15,488      3,957        36,036     16,937
          Depreciation & amort.       2,550      2,481         7,650      7,443
                                 ______________________________________________
             Total operating
              expenses               61,139     97,207       168,381    211,591
                                 ______________________________________________
             Operating profit
                       (loss)       -57,319    -94,207      -146,639   -199,691
                                 ______________________________________________

        Other income (expense)
          Interest expense          -19,818    -23,569       -60,278    -63,058
          Miscellaneous income            7          0            50        400
                                 ______________________________________________
                                    -19,811    -23,569       -60,228    -62,658
                                 ______________________________________________
                                    -77,130   -117,776      -206,867   -262,349
                                 ==============================================
        Net loss per share of
          common stock                -0.00      -0.00         -0.01      -0.00
                                 ==============================================
        Weighted average number
          of common shares
          outstanding and
          issuable               39,927,948  39,382,611  39,883,766  39,376,821
                                 ==============================================



                  See accompanying notes to condensed financial statements.



                                   THE ROVAC CORPORATION

                                  Statement of Cash Flows
                                        (Unaudited)
                                                      Nine Months
                                                     Ended April 30
                                                1996                1995
                                           _____________       ______________
        Cash flows from operating activities
          Net loss                              -206,867             -262,349
           Adjustments to reconcile net loss
            to net cash used in operating
            activities:
             Depreciation & amortization           7,650                7,443
             Services in exchange for common
              stock                               15,045                  -
             (Increase) decrease in assets:
              Receivables                            254                   33
              Prepaid expenses                     5,850                6,000
              Inventory                           -3,059                  -
              Parts and supplies                     -                   -723
             Increase (decrease) in liabilities:
              Accounts payable                    -4,772               31,942
              Accrued expenses                    67,688               69,442
                                           _____________       ______________
              Net cash provided by
               operating activities             -118,211             -148,212
                                           _____________       ______________
        Cash flows from investing activities:
          Acquisition of patents and
           patent applications                    -7,695              -20,391
          Acquisition of property and equipment     -711               -7,000
                                           _____________       ______________
              Net cash used in investing
               activities:                        -8,406              -27,391
                                           _____________       ______________
        Cash flows from financing activities:
          Proceeds from issuance of notes
           payable officers, net                   1,119               45,222
          Advances from parent company           111,539              126,647
          Proceeds from private placement
           purchases of stock                     10,000                  -
                                           _____________       ______________
                                                 122,658              171,869
                                           _____________       ______________
        Net change in cash                        -3,959               -3,734

        Cash (bank overdraft) at beginning
         of period                                 1,939                 -814
                                           _____________       ______________
        Cash (bank overdraft) at end of
         period                                   -2,020               -4,548
                                           =============       ==============

        Supplemental disclosure of noncash
         investing and financing activities:
           Common stock issued for services       15,045                6,000




                  See accompanying notes to condensed financial statements.

[CAPTION]


                                THE ROVAC CORPORATION

                       Notes to Condensed Financial Statements
                                     (Unaudited)

        (1)  Basis of Presentation

             The unaudited financial statements for the nine months and three months ended April 30, 1996 and 1995 are unaudited but reflect all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods.

             The results of operations for nine months and three months ended April 30, 1996 and 1995 are not necessarily indicative of the results for the entire year.

             These financial statements supplement and should be read in conjunction with the Company's audited financial statements for the year ended July 31, 1995 as contained in the Company's Form 10KSB, as filed with the United States Securities and Exchange Commission.

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

             None.

        Item 5.  Other Information

             None.

        Item 6.  Exhibits and Reports on Form 8-K.

             Exhibit 27, Financial Data Schedule for quarter ending 4/30/96.



                                      SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.


                                      THE ROVAC CORPORATION
                                          (Registrant)

        Date:_____________________    _____________________________________
                                      Raymond E. Shea, Jr.
                                      Vice President/Treasurer