Form 10KSB
period 1996-07-31
ROVAC CORP
filed 2000-01-26
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended July 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from to

Commission file number: 0-8289

The Rovac Corporation

(Name of small business issuer in its charter)

Delaware 59-1461320

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

1030 Stafford Street, Rochdale MA 01542

(Address of principal executive offices)

Issuer's telephone number: (508) 892-1121

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be for such shorter period that the Registrant was required to file reports, and (2) been subject to such filing requirement for the past 90 days.

Yes_____No__X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $30,905

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold within the past 60 days was $ 1,114,787 as of December 31, 1999.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, December 31, 1999, was 39,943,073 shares of Common Stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy of information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or (c) of the Securities Act of 1933 ("Securities Act"). NONE.

PART I

Item 1. Description of Business.

(a) General Development of Business

The ROVAC Corporation ("the Company") is a Delaware corporation, which was organized in 1972 and has been involved in the research and development of a variety of mechanical devices. During 1996, the Company continued to be engaged in activities leading up to the manufacture and marketing of new type of mechanical pipe connectors. The Company's patented CinchLock® pipe connectors consist of mechanical devices, which join pipes and joints of assorted size and shapes without glue or solder to permit the flow of fluid under different conditions and amounts of pressures. The Company plans to produce key CinchLock® pipe connector components in its existing facilities in Rochdale, Massachusetts. The Company has only one business segment.

(b) Business of Issuer

During the fiscal year ending July 31, 1996, the Company received consulting fees from customers for field testing the Company's CinchLock® pipe connectors pursuant to field testing contracts. One of the Company's potential customers successfully completed field testing of the CinchLock® pipe connectors and the Company received favorable test results. The company also contacted and secured other potential customers to conduct field tests of CinchLock® pipe connectors. At the close of the fiscal year, the Company was engaged in field testing with the several additional customers and, while there can be no assurance, the Company's management expects that all of the field testing results will be favorable and produce future sales.

During the fiscal year ending July 31, 1996, the Company completed the design of specialized tooling equipment to produce components for manufacturing CinchLock® pipe connectors. The Company also acquired additional specialized tooling machinery to produce components of CinchLock® pipe connectors in order to increase its capability of manufacturing a larger volume of components.

During 1996, ROVAC continued to explore the manufacturing and marketing of pipe coupling equipment. ROVAC produced and sold key CinchLock® pipe connector components to customers for field testing. The Company continued to contact potential customers to enter into discussions for test marketing programs. ROVAC identified a number of markets for its CinchLock® connectors and has supplied metal and plastic samples of the connectors to potential manufacturers, wholesalers and distributors for evaluation. The Company plans on producing key pipe connector components in its existing facilities in Rochdale, Massachusetts. The sources and availability of raw materials and the names of principal suppliers for components of the pipe connectors have been identified and management believes that adequate raw materials and suppliers are available.

At the end of the fiscal year, The ROVAC Corporation had three (3) employees who worked full time for the Company. The company has numerous domestic and foreign patents issued as well as a number of other patent applications pending for its CinchLock® pipe connectors. The Company has a number of patents both pending and granted which cover the Company's technology.

Research and development expenses for the years ended July 31, 1996 and July 31, 1995 were

$41,516 and $32,373, respectively. This increase of $9143 is due to the Company's increased expenditures on research efforts and purchases of tooling and materials.

Item 2. Description of Property.

The Company's product development facilities and administrative offices are located in Rochdale, Massachusetts and occupy approximately 6,520 square feet. ROVAC rents the space which it occupies from its controlling shareholder, Stafford Industries, Inc., ("Stafford").

Item 3. Legal Proceedings.

There are no pending or threatened legal proceedings against the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders

None.

THE REMAINDER OF THIS PAGE IS INTENTIONALLY OMITTED

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock

The Company has authorized 40,000,000 shares of Common Stock ($0.01 par value per share), of which 39,943,073 shares of Common Stock were reported issued and outstanding as of July 31, 1996. In addition, there are 40,000 shares of Common Stock issuable as of July 31, 1996. All of the issuable shares will have restrictions against transfer pursuant to Regulation D and/or will be exempt from registration under the Securities Act of 1933, as amended.

Market for Common Stock

The Company's Common Stock has been traded in the over-the-counter market since 1974, and is presently listed in the "pink sheets" by approximately eight (8) broker-dealers. The following is the range of low and high bid prices for a share of the Company's stock for quarters ended:
July 31, 1996	$ 0.26-$0.30	July 29, 1995	$ 0.1875-$0.25
April 30, 1996	$ 0.20-$0.26	April 28, 1995	$ 0.25-$0.46
January 31, 1996	$ 0.18-$0.24	January 31, 1995	$ 0.06-$0.07
October 31, 1995	$ 0.125-$0.17	October 31, 1994	$ 0.04-$0.06

During the fiscal year, the range of low and high bid price for the Company's Common Stock was between $0.125 and $0.30 per share. Prices represent quotations from the "pink sheets" without adjustment for retail mark-ups, markdowns, or commissions and do not represent actual transactions. The number of stockholders of record as of July 31, 1996 was approximately 3,713. The Company has paid no dividends on its Common Stock for the last three fiscal years and does not expect to pay any dividend during the coming fiscal year.

As of July 31, 1996, Stafford held of record 22,792,500 shares of the Common Stock ($0.01 par value per share) of the Company and 12,000 shares of Preferred Stock ($100 par value per share) of the Company.

There is no trading market contemplated for the preferred shares and the conversion value of the preferred shares shall not exceed par value. The company, by action of its Board of Directors, may call or redeem the whole or any part of the Preferred Stock, at any time, or from time to time, at $100 per share plus a sum equal to all accumulated and unpaid dividends thereon to the date fixed for redemption. In the event that the Board of Directors calls or redeems the whole or any part of the Preferred Stock, the Board shall be required to take such action on or within ten (10) years from issue.

Item 6. Management's Discussion and Analysis or Plan of Operation

(a) Plan of Operation

The Company's operations in the past several years have been focused on designing and developing its CinchLock® pipe connectors. This activity has not generated significant revenues and the Company has been dependent on cash advances from licensing income and loans from officers of the Company to meet working capital and liquidity needs. There can be no assurance that officers of the Company will continue to provide loans and capital to the Company.

The Company continued to explore potential capital sources in order to continue its operations. The company has been involved in activities to obtain financing and capital sources in order to meet its working capital requirement needs so that it may implement the proposed CinchLock® pipe connector project. The Company's preliminary financing plan includes securing working capital through an isolated sale of Common Stock to qualified investors in private placement. There can be no assurance that the Company will be able to implement its financing plans.

During the fiscal year, the Company received limited revenues through initial sales of its CinchLock® pipe connectors and field testing contracts. Management has been able to satisfy cash requirements in past years through isolated private placement of Common Stock and loans from the officers of the Company. The Company has been and remains dependent on receiving loans from officers in order to continue in business. However, there can be no assurance that such sources of funding will continue. At the close of and for the fiscal year ending on July 31, 1996, officers made net loans to the Company in the amount of $ 1,120. At the close and for the fiscal year ending on July 31, 1996, net advances from the affiliate increased by approximately $78,000.

(b) Management's Discussion and Analysis of Financial Condition

(1) Results of Operations for the year ended July 31, 1996

General and Administrative Costs were $80,721 for the fiscal year ending July 31, 1996 compared to $219,120 for fiscal year 1995, a decrease of $138,399. The decrease of 63% was due primarily to reduced overhead. Research and Development Costs were $41,516 for fiscal year ending July 31, 1996 compared to $32,373 for fiscal 1995, an increase of $9,143. This increase is due to the Company's research efforts and purchases of tooling and materials.

(2) Results of Operation for the year ended July 31, 1995

General and Administrative Costs were $219,120 for fiscal 1995 compared to $260,556 in fiscal 1994, a decrease of $41,163. The decrease of 16% was due primarily to reduced overhead. Research and Development Costs were $32,373 for fiscal 1995 compared to $20,045 in fiscal 1994, an increase of $12,328. This increase was due to the Company's research efforts and purchases or tooling and materials.

THE REMAINDER OF THIS PAGE IS INTENTIONALLY OMITTED

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS PAGE

Financial Statements

Report of Independent Auditors F-1

Balance Sheets for July 31, 1996 and July 31, 1995 F-2, F-3

Statements of Operations for the Years Ended

July 31, 1996, 1995 F-4

Statements of Stockholders' Deficit for the Years

Ended July 31, 1996, 1995 F-5

Statements of Cash Flows for the Years Ended

July 31, 1996, 1995 F-6, F-7

Notes to Financial Statements F-8 to F-10

Item 8. NONE

THE REMAINDER OF THIS PAGE IS INTENTIONALLY OMITTED

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

The ROVAC Corporation

We have audited the accompanying balance sheets of The ROVAC Corporation as of July 31, 1996 and 1995, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The ROVAC Corporation as of July 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. These conditions raise substantial doubts about the Company's ability to continue as a going concern. Management's plan in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

MOTTLE McGRATH BRANEY & FLYNN, P.C.

Worcester, Massachusetts

January 4, 2000

THE ROVAC CORPORATION

Balance Sheets

July 31, 1996 and 1995

Assets 1996 1995

Current assets:

Cash $ 9,747 $ 1,939

Accounts receivable 1,845 881

Loan receivable - officer 935 1,017

Inventory - 475

Prepaid expenses (note 5) - 7,150

Total current assets 12,527 11,462

Property and equipment:

Machinery and equipment 72,112 69,094

Furniture and fixtures 30,283 30,283

Leasehold improvements 28,121 28,121

130,516 127,498

Less accumulated depreciation 115,335 112,721

Net property and equipment 15,181 14,777

Patents and patent applications, net of

accumulated amortization of $6,971 in 1996

and $50,105 in 1995 51,557 82,661

Total assets $ 79,265 $ 108,900

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Balance Sheets (continued)

July 31, 1996 and 1995

Liabilities and Stockholders' Deficit 1996 1995

Current liabilities:

Notes payable - officer (note 3) $ 648,141 $ 647,021

Notes payable - other 3,250 3,250

Accounts payable:

Trade 103,602 110,846

Parent company 479,970 401,908

Accrued expenses (note 4) 635,080 544,298

Total current liabilities 1,870,043 1,707,323

Commitments and contingencies (note 1)

Stockholders' deficit (note 5):

8%, nonvoting preferred stock, $100

par value. Authorized 25,000 shares,

issued and outstanding 12,000 shares

each year 1,200,000 1,200,000

Common stock, $.01 par value. Authorized

40,000,000 shares, issued and outstanding

39,943,073 shares in 1996 and 39,546,681

shares in 1995 399,431 395,467

Common stock issuable, $.01 par value,

40,000 shares in 1996 and 277,500 shares

in 1995 400 2,775

Additional paid-in capital 8,269,432 8,243,276

Accumulated deficit (11,660,041) (11,439,941)

Total stockholders' deficit (1,790,778) (1,598,423)

Total liabilities and stockholders' deficit $ 79,265 $ 108,900

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Statements of Operations

Years ended July 31, 1996 and 1995

1996 1995

Revenues:

Contract income $ 18,000 $ 16,400

Product 12,905 -

Total revenues 30,905 16,400

Operating expenses:

Cost of sales 7,238 -

General and administrative 80,721 219,120

Research and development 41,516 32,373

Depreciation 2,614 1,376

Amortization 38,370 15,405

Total operating expenses 170,459 268,274

Operating loss (139,554) (251,874)

Other income (expense):

Interest expense (80,546) (92,976)

Miscellaneous income - 400

(80,546) (92,576)

Net loss $(220,100) $(344,450)

Loss per share of common stock $ (.01) $ (.01)

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Statements of Stockholders' Deficit

Years ended July 31, 1996 and 1995

Preferred Stock Common Stock Common Stock Issuable Additional

Number Number Number Paid-in Accumulated

of Shares Par Value of Shares Par value of Shares Par Value Capital Deficit Total

Balance at July 31, 1994 12,000 $1,200,000 39,328,659 $393,287 25,000 $ 250 $8,199,188 $(11,095,491) $(1,302,766)

Net proceeds from sale of

stock in private placement - - - - 252,500 2,525 27,475 - 30,000

Stock issued in exchange for

Services - - 218,022 2,180 - - 16,613 - 18,793

Net loss - - - - - - - (344,450) 344,450)

Balance at July 31, 1995 12,000 1,200,000 39,546,681 395,467 277,500 2,775 8,243,276 (11,439,941) (1,598,423)

Issuance of common stock

previously considered issuable - - 275,000 2,750 (252,500) (2,525) (225) - -

Stock issued in exchange for

services - - 54,725 547 - - 14,498 - 15,045

Proceeds from sale - - 66,667 667 15,000 150 11,883 - 12,700

Net loss - - - - - - - _ (220,100) (220,100)

Balance at July 31, 1996 12,000 $1,200,000 39,943,073 $399,431 40,000 $ 400 $8,269,432 $(11,660,041) $(1,790,778)

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Statements of Cash Flows

Years ended July 31, 1996 and 1995

Increase (Decrease) in Cash

1996 1995

Cash flows from operating activities:

Net loss $(220,100) $(344,450)

Adjustments to reconcile net loss to

net cash used in operating activities:

Depreciation and amortization 40,984 16,781

Services in exchange for common stock 15,045 17,530

(Increase) decrease in assets:

Accounts and loan receivable (882) (607)

Inventory 475 9,079

Prepaid expenses 7,150 -

Increase (decrease) in liabilities:

Accounts payable 70,818 203,568

Accrued expenses 90,782 71,957

Total adjustments 224,372 318,308

Net cash provided by (used in)

operating activities: 4,272 (26,142)

Cash flows from investing activities:

Capital expenditures (3,018) (15,758)

Costs of patents and patent applications (7,266) (20,391)

Decrease in deposits - 2,000

Net cash used in investing activities (10,284) (34,149)

Cash flows from financing activities:

Proceeds from sale of stock 12,700 30,000

Proceeds from notes payable - officers 1,120 21,774

Loan receivable - officer - 15,000

Repayment of notes payable - officers - (3,730)

Net cash provided by financing activities 13,820 63,044

Net change in cash 7,808 2,753

Cash (cash overdraft), beginning of year 1,939 (814)

Cash, end of year $ 9,747 $ 1,939

THE ROVAC CORPORATION

Statements of Cash Flows (continued)

Years ended July 31, 1996 and 1995

Increase (Decrease) in Cash

1996 1995

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest $ 48 $ 14,130

Supplemental disclosure of noncash investing and

financing activities:

Common stock issued for services 15,045 17,345

Common stock issued for payment of liability - 1,448

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Notes to Financial Statements

(1) Basis of Presentation

The ROVAC Corporation (Company) is a majority-owned subsidiary of Stafford Industries Inc. (Parent). The Parent owned approximately 57% of the Company at July 31, 1996 and 1995.

The Company was primarily a research and development firm engaged principally in designing, building and testing a number of products which reduce or eliminate the use of chloroflourocarbons through its patented low pressure rotating gas handling machine power technology. The Company is currently in a transition phase which will allow the introduction of some of its technology to reach commercial markets.

The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and liabilities in the normal course of business. The Company has reported net losses of $220,100 and $344,450 for the years ended July 31, 1996 and 1995, respectively. As a result, a stockholder's deficit of $1,790,778 was reported and the Company's current liabilities exceed its current assets by $1,857,516 at July 31, 1996. These conditions raise substantitial doubts about the Company's ability to continue as a going concern.

No significant revenues have been generated in the past two years. During this time the Company has been primarily dependent upon officer loans and advances from the Parent company to fund expenses. Continued operations of the Company are dependent upon the Company's ability to successfully secure customers for its new products and the ability to secure additional equity or debt financing. There can be no assurance that the Company's efforts will be successful.

The Company is pursuing a market for its new mechanical pipe connector. The Company's ability to recover the recorded amounts of its assets, particularly the unamortized cost of patents and patent applications of $51,557 is dependent on the success of its ventures.

 ">

(2) Summary of Significant Accounting Policies

(a) Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight- line method over useful lives of two to ten years.

(b) Patent applications

Patent applications are stated at cost until a patent is granted, at which time the costs are amortized over the life of the patent. Patent applications subsequently determined to be not commercially feasible are charged to income at the time of such determination.

THE ROVAC CORPORATION

Notes to Financial Statements

(2) Summary of Significant Accounting Policies (continued)

(c) Income taxes

The Company follows FASB Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necesary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

(d) Loss per share of common stock

Loss per share of common stock as computed is based on the weighted average of the number of shares outstanding and issuable during the years (39,882,819 in 1996 and 39,487,942 in 1995).

(3) Notes Payable - Officer

Notes payable to officer consist of several demand notes to an officer who is also a director and shareholder of the Company. The notes carry interest rates of 12%.

(4) Accrued Expenses

Accrued expenses consist of:

1996 1995

Interest to officer $492,868 $412,709

Professional fees 10,000 10,000

Payroll taxes 18,754 18,127

Directors' fees 24,300 24,300

Salaries 85,922 76,317

Other 3,236 2,845

$635,080 $544,298

THE ROVAC CORPORATION

Notes to Financial Statements

(5) Capital Stock Activity

The Company issued 54,725 and 139,070 shares of common stock for professional services with an estimated fair market value of $15,045 and $9,545 in 1996 and 1995, respectively. All of the common stock issuable shares will have restrictions against transfer pursuant to Regulation D and/or will be exempt from registration under the Securities Act of 1933, as amended.

In 1995, the Company entered into an agreement for the issuance of 50,000 shares of common stock in exchange for legal services with estimated fair market values of $7,800. At July 31, 1995, prepaid expenses included future services to be provided under the agreement.

In 1995, the Company issued 28,952 shares of common stock for interest on debt totaling $1,448.

(6) Income Taxes

At July 31, 1996, the Company has net operating loss carryforwards approximating $6,157,000 which are available to offset future taxable income. The carryforwards expire as follows:

Year Amount

1997 $1,806,000

1999 979,000

2000 436,000

2001 566,000

2002 368,000

2003 444,000

2004 388,000

2005 265,000

2006 68,000

2007 146,000

2008 273,000

2009 52,000

2010 236,000

2011 130,000

The loss carryforward is fully reserved for deferred tax purposes.

(7) Related Party Transactions

The Company leases its space from its parent company as a tenant-at-will. The lease expense was $60,000 for 1995. A retroactive rent adjustment was made in 1996 which resulted in a credit of $30,000 for the year ended July 31, 1996.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Person, Compliance with Section 16(a) of the Exchange Act.

The last Annual Meeting of the Shareholders of the Company was held on March 31, 1989, when Mr. Shea, Sr., Mr. Riesner, Mr. Spillane, and Mr. Shea, Jr., were re-elected as directors and Mr. Loscocco was elected a new director of the Company. These directors were elected by the shareholders to serve until the next annual meeting or until their successors are elected and qualified. In addition, the Board of Directors elected Mr. Ferris to the Board on July 13, 1989. Mr. Ferris resigned as a director and his resignation was accepted by the Company on September 27, 1993. The following information is furnished with respect to current directors and officers of the Company.

Name Age Position Period of Service

Raymond E. Shea, Sr. 78 Chief Executive May, 1984

Officer, Director to date

Robert Riesner 67 Secretary, September, 1982

Director to date

S. John Loscocco 72 Director March, 1989

to date

John W. Spillane 66 Director May, 1984

to date

Raymond E. Shea, Jr. 37 Vice President April, 1985

Treasurer, Director to date

Raymond E. Shea, Sr., is the Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Shea has been an officer and director of the Company since 1984. Mr. Shea is an entrepreneur and inventor. He is a businessman associated with the commercialization of technical products and business turnarounds.

Robert Riesner, Secretary and Director of the Company, is a financial consultant and workout specialist supervising various corporate transactions and reorganizations. Mr. Riesner has been an officer and director of the Company since 1982. Since April 1983, he has been a principal of PBR Financial Services.

S. John Loscocco is a Director who is an investor with extensive experience in the field of venture capital. Mr. Loscocco has served as President of Acquivest Group, Inc., a venture management organization for more than the past seven years. Mr. Loscocco is also a director of Seatrain Lines, Inc. and Hermitage Group, Inc.

John W. Spillane is a Director of the Company and serves the Company as its General Counsel. Mr. Spillane has been a Director of the Company since 1984. He is a member of the Massachusetts State and Federal Bar, and has been a practicing attorney in Worcester, Massachusetts for 38 years.

Raymond E. Shea, Jr. is Vice President, Treasurer and Director of the Company and is the son of Raymond E. Shea, Sr. He has been an officer and director of the Company since April 1985 and has served the Company in a variety of key operating and managerial positions during the past eight years. Mr. Shea is also a Treasurer and Director of Stafford Industries, Inc.

Item 10. Executive Compensation

All officers and directors of the Company received the following compensation (both cash and deferred) during fiscal year 1996:

Summary Compensation Table

The chief executive officer has not drawn a salary in the three year period ending July 31, 1996.

No officer or director earned in excess of $100,000 in the three year period ending July 31, 1996.

The aggregate amount of other compensation paid to each officer and director during the last fiscal year did not exceed the lesser of $25,000 or 10% of cash compensation. There are no plans in effect or proposed under which the issuer paid or will pay cash, non-cash, or other compensation to any person, including the above named individuals and group specified in this Item. Notwithstanding the foregoing, directors accrue $300.00 of compensation for their services in attending each directors' meeting.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

A change in control of the Registrant was approved on May 14, 1984 when Stafford Industries, Inc., of Rochdale, Massachusetts ("Stafford") acquired a majority of shares of common stock of the Company. As of July 31, 1995, Stafford owned 22,792,500 shares of common stock of the Company and 12,000 shares of preferred stock of the Company. The identity of the officers and directors of Stafford is as follows:

Raymond E. Shea, Sr., President and Director,

342 Silver Lane

Royal Palms, Boca Raton, FL 33432;

Raymond E. Shea, Jr., Treasurer and Director,

175 Southbridge Road

North Oxford, MA 01537;

John W. Spillane, Clerk and Director

11 Dennison Road

Worcester, MA 01609

Raymond E. Shea, Sr., President and Chairman of the Board of Stafford, is the controlling stockholder of Stafford. Mr. Shea, Sr. owns 5,157 shares of common stock of Stafford, which is 31.25% of the number of shares of Stafford issued and outstanding. Mr. Shea, Sr. owned the same number of shares of Stafford common stock at the close of the fiscal year ending July 31, 1995.

The authorized capital stock of the Company consists of 40,000,000 shares of common stock, par value $0.01 per share, and 25,000 shares of preferred stock, $100 per share. As of July 31, 1996, Stafford owned 57% of the common stock of the Company and all of the preferred stock issued by the Company.

The following table shows the amount of common stock of the Company owned of record and beneficially as of July 31, 1996 by each Director and all Directors and Officers as a group, consisting of five persons:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percent of Class
Common Stock	Raymond E. Shea, Sr. 342 Silver Lane Boca Raton, FL 33432	7,251,579 Shares (1)	18.15%
Common Stock	Robert Riesner 51 S. Keswick Ave Glenside, PA 19038	414,409 Shares (2)	1.04%
Common Stock	John W. Spillane 11 Dennison Road Worcester, MA 01609	317,204 Shares (3)	0.79%
Common Stock	Raymond E. Shea, Jr. 175 Southbridge Road No. Oxford, MA 01537	2,520,988 Shares (4)	6.31%
Common Stock	S. John Loscocco Bayview Ave. Portsmouth, RI 02871	165,763 Shares (5)	0.41%

(1) Mr. Shea, Sr. owns 31,25% of all of the shares of common stock of Stafford, which holds 22,792,500 shares of common stock of ROVAC.

(2) Mr. Riesner owns 1.81% of all of the shares of common stock of Stafford and thus has a beneficial interest in 22,792,500 shares of common stock of the Company held by Stafford.

(3) Mr. Spillane owns 0.91% of the issued and outstanding shares of common stock of Stafford which holds 22,792,500 shares of common stock of ROVAC.

(4) Mr. Shea, Jr. owns 11.06% of all of the shares of common stock of Stafford, which holds 22,792,500 shares of common stock of the Company.

(5) Mr. Loscocco has previously disclaimed ownership in 120 shares of common stock of Stafford which were issued to Me. Loscocco and subsequently transferred to Acquivest Holding II, Ltd., with which Me. Loscocco is affiliated. The 120 shares of common stock of Stafford represents 0.72% of the issued and outstanding shares of Common Stock of Stafford and represents 165,763 shares of Common Stock of the Company held by Stafford.

Item 12. Certain Relationships and Related Transactions

There were no transactions in excess of $30,000 with related parties.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-KSB

None.

(c) Exhibits

1. Contracts, Leases and Agreements.

None.

2. Subsidiaries

None.

THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY OMITTED.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned.

(Registrant) THE ROVAC CORPORATION

By (Signature and Title) Raymond E. Shea, Sr., President

Raymond E. Shea, Sr., President

Date January 26, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.

Signature	Title	Date
Raymond E. Shea, Sr. (Raymond E. Shea, Sr.)	Chief Executive Officer and Director	____________________
S. John Loscocco (S. John Loscocco)	Director	____________________
Robert Riesner (Robert Riesner)	Secretary and Director	____________________
John W. Spillane (John W. Spillane)	Director	____________________
Raymond E. Shea, Jr. (Raymond E. Shea, Jr.)	Treasurer and Director	____________________