Form 10QSB
period 1996-10-31
ROVAC CORP
filed 2000-02-09
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE

EXCHANGE ACT

For the transition period from _____ to _____

Commission File No. 0-8289

THE ROVAC CORPORATION

(Exact name of small business issuer as

specified in its charter)

Delaware 59-1461320

(State or other jurisdiction (I.R.S. Employer

of incorporation or organization) Identification No.)

1030 Stafford Street, Rochdale, MA 01542

(Address of principal executive offices)

(508) 892-1121

(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes NO X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. January 31, 2000, was 39,943,073 shares of Common Stock, $0.01 par value.

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	October 31, 1996	July 31, 1996
	(Unaudited)	*

Assets

Current Assets
Cash	-	9,747
Accounts receivable	3,769	1,845
Accounts receivable - other	4,893	935
Inventory	503	-
Prepaid expenses	-	-

Total current assets	9,165	12,527

Property and equipment
Machinery and equipment	72,112	72,112
Furniture and fixtures	30,283	30,283
Leasehold improvements	28,121	28,121

	130,516	130,516

Less accumulated depreciation	116,006	115,335

Net property and equipment	14,510	15,181

Patents and patent applications, net of
accumulated amortization of $7485
($6,971 at July 31, 1996)	51,901	51,557

Total assets	75,576	79,265

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	October 31, 1996	July 31, 1996
	(Unaudited)	*

Liabilities and Stockholders' Deficiency

Current liabilities
Cash overdraft	2,901	-
Notes payable - officer	648,141	648,141
Notes payable - other	3,250	3,250
Accounts payable:
Trade	107,540	103,602
Parent company	511,398	479,970
Accrued expenses	656,279	635,080

Total current liabilities	1,929,510	1,870,043

Stockholders' deficiency
8% nonvoting preferred stock, $100 par	1,200,000	1,200,000
value. Authorized 25,000 shares,
12,000 shares issued.
Common stock, $.01 par value.	399,431	399,431
Authorized 40,000,000 shares, issued and
outstanding 39,943,073 shares
Common stock issuable, $.01 par value,	400	400
40,000 shares
Additional paid-in capital	8,269,432	8,269,432
Accumulated deficit	(11,723,196)	(11,660,041)

Total stockholders' deficit	(1,853,933)	(1,790,778)

Total liabilities and stockholders' deficit	75,576	79,265

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Operations
(Unaudited)

	Three Months
	Ended October 31
	1996	1995
Revenues:
Contract Income	5,500	-
Product	2,800	11,922

Total revenues	8,300	11,922

Operating expenses:
Cost of sales	22	-
General and administrative	36,779	41,022
Research and development	13,325	11,589
Depreciation and amortization	1,185	2,550

Total operating expenses	51,311	55,161

Operating loss	(43,011)	(43,239)

Other income (expense)
Interest expense	(20,144)	(20,221)
Miscellaneous income	-	-
	(20,144)	(20,221)

Net Loss	(63,155)	(63,460)

Net loss per share of
common stock	(0.00)	(0.00)

Weighted average number of
Common shares outstanding
And issuable	39,983,073	39,368,135

See accompanying notes to condensed financial statements.

	THE ROVAC CORPORATION

	Statement of Cash Flows
(Unaudited)

	Three Months
	Ended October 31
	1996	1995
Cash flows from operating activities:
Net loss	(63,155)	(63,460)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,185	2,550
(Increase) decrease in assets:
Accounts and loan receivable	(5,882)	(7,655)
Inventory	(503)	(1,716)
Prepaid expenses	-	1,950
Increase (decrease) in liabilities:
Accounts payable	3,938	1,222
Accrued expenses	21,199	24,118

Total adjustments	19,937	20,469

Net cash provided by (used in)
operating activities:	(43,218)	(42,991)

Cash flows from investing activities:
Costs of patents and patent applications	(858)	(5,391)

Net cash used in investing activities	(858)	(5,391)

Cash flows from financing activities:
Proceeds from notes payable - officers	-	886
Advance from parent	31,428	38,864

Net cash provided by financing activities	31,428	39,750

Net change in cash	(12,648)	(8,632)

Cash, beginning of period	9,747	1,939

Cash (cash overdraft), end of period	(2,901)	(6,693)

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

The unaudited financial statements for the three months ended October 31, 1996 and 1995 are unaudited but reflect all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods.

The results of operations for three months ended October 31, 1996 and 1995 are not necessarily indicative of the results for the entire year.

These financial statements supplement and should be read in conjunction with the Company's audited financial statements for the year ended July 31, 1996 as contained in the Company's Form 10KSB, as filed with the United States Securities and Exchange Commission.

(2) Income (Loss) Per Share of Common Stock

Income (loss) per share of common stock as computed is based on the Weighted average of the number of shares outstanding and issuable during the periods.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

See attached

Item 2. Management's discussion and Analysis or Plan of Operation.

(a) Liquidity and Capital Resources

ROVAC produced key CinchLock® pipe connector components for field testing. The Company continued to contact potential customers to enter into discussions for test marketing programs. ROVAC identified a number of markets for its CinchLock® connectors and has supplied metal and plastic samples of the connectors to potential manufacturers, wholesalers and distributors for evaluation. The company continues to receive favorable field test results for the company's CinchLock® pipe connectors.

The company also continued discussions and negotiations for financing and capital sources in order to meet its working capital requirements and tooling costs to implement proposed projects. Management and/or affiliate continues to fund the capital requirements of the Company, as they become necessary.

(b) Results of Operations for the quarter ended October 31, 1996

The total operating expenses are approximately $51,000 for the quarter ending October 31, 1996 as compared to $55,000 for the corresponding quarter in 1995. The expenses for both periods did not significantly change, as the company's activities were similar for both periods.

PART II - OTHER INFORAMTION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ROVAC CORPORATION

(Registrant)

Date: _________________________________________

Raymond E. Shea, Jr.

Vice President and Treasurer