Form 10QSB
period 1997-01-31
ROVAC CORP
filed 2000-02-09
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

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

THE ROVAC CORPORATION

Item 1 - Financial Information

Condensed Balance Sheets

Assets January 31, 1997 July 31,1996

Current assets:

Cash $ - $ 9,747

Accounts receivable 1,346 1,845

Accounts receivable - other 11,461 935

Inventory 234 -

Prepaid expenses _ - _________

Total current assets 13,041 12,527

Property and equipment:

Machinery and equipment 72,112 72,112

Furniture and fixtures 30,283 30,283

Leasehold improvements 28,121 28,121

130,516 130,516

Less accumulated depreciation 116,676 115,335

Net property and equipment 13,839 15,181

Patents and patent applications, net of

accumulated amortization of $8000

($6,971 at July 31, 1996) 58,323 51,557

Total assets $ 85,203 $ 79,265

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Item 1 - Financial Information

Condensed Balance Sheets

January 31, 1997 July 31,1996

(Unaudited)

Liabilities and Stockholders' Deficiency

Current liabilities:

Bank overdraft $ 1,804 -

Notes payable - officer 658,140 648,141

Notes payable - other 11,250 3,250

Accounts payable:

Trade 108,600 103,602

Parent company 538,944 479,970

Accrued expenses 678,257 635,080

Total current liabilities 1,996,995 1,870,043

Stockholders' deficiency: 1,200,000 1,200,000

8%, nonvoting preferred stock, $100 par

value. Authorized 25,000 shares,

12,000 shares issued

Common stock, $.01 par value. 399,431 399,431

Authorized 40,000,000 shares, issued and

Outstanding 39,943,073 shares

Common stock issuable, $.01 par value, 400 400

40,000 shares

Additional paid-in capital 8,269,432 8,269,432

Accumulated deficit (11,781,055) (11,660,041)

Total stockholders' deficit (1,911,792) (1,790,778)

Total liabilities and stockholders' deficit $ 85,203 $ 79,265

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Statements of Operations

(Unaudited)

Three months Six months

Ended January 31 ended January 31

1997 1996 1997 1996

Revenues:

Contract income 4,000 6,000 9,500 7,122

Product 142 - 2,942 10,800

Total revenues 4,142 6,000 12,442 17,922

Operating expenses:

Cost of sales - - 22 -

General and administrative 29,267 40,572 66,046 81,594

Research and development 11,316 8,960 24,640 20,548

Depreciation and amortization 1,185 2,550 2,371 5,100

Total operating expenses 41,768 52,082 93,079 107,242

Operating loss (37,626) (46,082) (80,637) (89,320)

Other income (expense)

Interest expense (20,233) (20,238) (40,377) (40,460)

Miscellaneous income - 43 - 43

(20,233) (20,195) (40,377) (40,417)

Net loss (57,859) (66,277) (121,014) (129,737)

Net loss per share of

common stock (0.00) (0.00) (0.00) (0.00)

Weighted average number of

common shares outstanding

and issuable 39,983,073 39,368,135 39,983,073 39,862,920

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Statements of Cash Flows

(Unaudited)

Six Months

Ended January 31

1997 1996

Cash flows from operating activities:

Net loss $(121,014) $(129,737)

Adjustments to reconcile net loss to

net cash used in operating activities:

Depreciation and amortization 2,371 5,100

Services in exchange for common stock - 4,745

(Increase) decrease in assets:

Accounts and loan receivable 498 (2,242)

Inventory (234) (3,058)

Prepaid expenses - 3,900

Increase (decrease) in liabilities:

Accounts payable 4,997 (2,093)

Accrued expenses 42,764 43,499

Total adjustments 50,396 49,851

Net cash provided by (used in)

operating activities: (70,618) (79,886)

Cash flows from investing activities:

Capital expenditures - -

Costs of patents and patent applications (7,795) (6,925)

Net cash used in investing activities (7,795) (6,925)

Cash flows from financing activities:

Proceeds from notes payable - officers (113) (103)

Proceeds from notes payable - other 8,000 -

Advance from affiliate 58,975 76,479

Proceeds from private placement

purchases of stock _________ 10,000

Net cash provided by financing activities 66,861 86,376

Net change in cash (11,551) (435)

Cash, beginning of period 9,747 1,939

Cash (bank overdraft), end of period $ (1,804) $ 1,504

Supplemental disclosure of noncash

Operating and financing activities

Common stock issued for services 4,745

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

The unaudited financial statements for the three months ended January 31, 1997 and 1996 are unaudited but reflect all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods.

The results of operations for three months ended January 31, 1997 and 1996 are not necessarily indicative of the results for the entire year.

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

(b) Results of Operations for the quarter ended January 31, 1997

The total operating expenses are approximately $42,000 for the quarter ending January 31, 1997 as compared to approximately $52,000 for the corresponding quarter in 1996. The expenses for each quarter were comparable with the exception of rent, which was reduced due to a reduction of leased space.

(c) Results of Operations for the six-month period ended January 31, 1997

The total operating expenses were approximately $93,000 for the six-month period ending January 31, 1997 as compared to approximately $107,000 for the corresponding six-month period in 1996. The expenses for each period were comparable with the exception of rent, which was reduced due to a reduction of leased space.

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