Form 10QSB
period 1997-04-30
ROVAC CORP
filed 2000-02-09
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, January 31, 2000, was 39,943,073 shares of Common Stock, $0.01 par value.

THE ROVAC CORPORATION

Item 1 - Financial Information

Condensed Balance Sheets

Assets April 30, 1997 July 31,1996

Current assets:

Cash 1,606 $ 9,747

Accounts receivable - 1,845

Accounts receivable - other 5,901 935

Inventory (4,771) -

Prepaid expenses _ - _________

Total current assets 2,736 12,527

Property and equipment:

Machinery and equipment 72,112 72,112

Furniture and fixtures 30,283 30,283

Leasehold improvements 28,121 28,121

130,516 130,516

Less accumulated depreciation 117,347 115,335

Net property and equipment 13,168 15,181

Patents and patent applications, net of

accumulated amortization of $8514

($6,971 at July 31, 1996) 59,524 51,557

Total assets $ 75,428 $ 79,265

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Item 1 - Financial Information

Condensed Balance Sheets

April 31, 1997 July 31,1996

(Unaudited)

Liabilities and Stockholders' Deficiency

Current liabilities:

Bank overdraft $ -

Notes payable - officer 658,340 648,141

Notes payable - other 12,793 3,250

Accounts payable:

Trade 110,718 103,602

Parent company 563,373 479,970

Accrued expenses 702,592 635,080

Total current liabilities 2,047,817 1,870,043

Stockholders' deficiency: 1,200,000 1,200,000

8%, nonvoting preferred stock, $100 par

value. Authorized 25,000 shares,

12,000 shares issued

Common stock, $.01 par value. 399,431 399,431

Authorized 40,000,000 shares, issued and

Outstanding 39,943,073 shares

Common stock issuable, $.01 par value, 400 400

40,000 shares

Additional paid-in capital 8,269,432 8,269,432

Accumulated deficit (11,841,652) (11,660,041)

Total stockholders' deficit (1,972,389) (1,790,778)

Total liabilities and stockholders' deficit $ 75,428 $ 79,265

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Statements of Operations

(Unaudited)

Three months Nine months

ended April 30 ended April 30

1997 1996 1997 1996

Revenues:

Contract income 2,500 3,360 12,000 14,160

Product 198 460 3,140 7,582

Total revenues 2,698 3,820 15,140 21,742

Operating expenses:

Cost of sales 5,135 - 5,157 -

General and administrative 28,889 43,101 94,935 124,695

Research and development 8,118 15,488 32,759 36,036

Depreciation and amortization 1,185 2,550 3,556 7,650

Total operating expenses 43,327 61,139 136,406 168,381

Operating loss (40,629) (57,319) (121,267) (146,639)

Other income (expense)

Interest expense (19,967) (19,818) (60,344) (60,278)

Miscellaneous income - 7 - 50

(19,967) (19,811) (60,344) (60,228)

Net loss (60,596) (77,130) (181,611) (206,867)

Net loss per share of

common stock (0.00) (0.00) (0.00) (0.00)

Weighted average number of

common shares outstanding

and issuable 39,983,073 39,927,948 39,983,073 39,883,766

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Statements of Cash Flows

(Unaudited)

Nine Months

Ended April 30

1997 1996

Cash flows from operating activities:

Net loss $(181,611) $(206,867)

Adjustments to reconcile net loss to

net cash used in operating activities:

Depreciation and amortization 3,556 7,650

Services in exchange for common stock - 15,045

(Increase) decrease in assets:

Accounts and loan receivable 1,018 254

Inventory 4,771 (3,059)

Prepaid expenses - 5,850

Increase (decrease) in liabilities:

Accounts payable 7,116 (4,772)

Accrued expenses 66,934 67,688

Total adjustments 83,394 88,656

Net cash provided by (used in)

operating activities: (98,216) (118,211)

Cash flows from investing activities:

Capital expenditures - (711)

Costs of patents and patent applications (9,510) (7,695)

Net cash used in investing activities (9,510) (8,406)

Cash flows from financing activities:

Proceeds from notes payable - officers 6,639 1,119

Proceeds from notes payable - other 9,543 -

Advance from affiliate 83,403 111,539

Proceeds from private placement

purchases of stock _________ 10,000

Net cash provided by financing activities 99,585 122,658

Net change in cash (8,141) (3,959)

Cash, beginning of period 9,747 1,939

Cash (bank overdraft), end of period $ (1,606) $ (2,020)

Supplemental disclosure of noncash

Operating and financing activities

Common stock issued for services 15,045

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

The unaudited financial statements for the nine months and three months ended April 30, 1997 and 1996 are unaudited but reflect all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods.

The results of operations for three months ended April 30, 1997 and 1996 are not necessarily indicative of the results for the entire year.

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

(b) Results of Operations for the quarter ended April 30, 1997

The total operating expenses are approximately $43,000 for the quarter ending April 30, 1997 as compared to approximately $61,000 for the corresponding quarter in 1996. The expenses for each quarter were comparable with the exception of rent, which was reduced due to a reduction of leased space.

(c) Results of Operations for the nine-month period ended April 30, 1997

The total operating expenses were approximately $136,000 for the nine-month period ending April 30, 1997 as compared to approximately $168,000 for the corresponding nine-month period in 1996. The expenses for each period were comparable with the exception of rent, which was reduced due to a reduction of leased space.

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