Form 10KSB
period 1997-07-31
ROVAC CORP
filed 2000-02-29
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended July 31, 1997

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

Yes_____No__X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $15,231

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold within the past 60 days was $ 1,426,927 as of January 31, 2000.

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

PART I

Item 1. Description of Business.

(a) General Development of Business

The ROVAC Corporation ("the Company") is a Delaware corporation, which was organized in 1972 and has been involved in the research and development of a variety of mechanical devices. During the last three years, the Company continued to be engaged in activities leading up to the manufacture and marketing of new type of mechanical pipe connectors. The Company's patented CinchLock® pipe connectors consist of mechanical devices, which join pipes and joints of assorted size and shapes without glue or solder to permit the flow of fluid under different conditions and amounts of pressures. The Company plans to produce key CinchLock® pipe connector components in its existing facilities in Rochdale, Massachusetts. The Company has only one business segment.

(b) Business of Issuer

During the fiscal year ending July 31, 1997, the Company received consulting fees from customers for field testing the Company's CinchLock® pipe connectors pursuant to field testing contracts. One of the Company's potential customers successfully completed field testing of the CinchLock® pipe connectors and the Company received favorable test results. The company has started negotiations to allow some of its pipe connector technology to be commercialized. The company also contacted and secured other potential customers to conduct field tests of CinchLock® pipe connectors. At the close of the fiscal year, the Company was engaged in field testing with the several additional customers and, while there can be no assurance, the Company's management expects that all of the field testing results will be favorable and produce future sales.

During the most recent fiscal year, ROVAC produced and sold key CinchLock® pipe connector components to customers for field testing. The Company continued to contact potential customers to enter into discussions for test marketing programs. ROVAC identified a number of markets for its CinchLock® connectors and has supplied metal and plastic samples of the connectors to potential manufacturers, wholesalers and distributors for evaluation. The Company plans on producing key pipe connector components in its existing facilities in Rochdale, Massachusetts. The sources and availability of raw materials and the names of principal suppliers for components of the pipe connectors have been identified and management believes that adequate raw materials and suppliers are available.

At the end of the fiscal year, The ROVAC Corporation had four (4) employees who worked full time for the Company. The company has numerous domestic and foreign patents issued as well as a number of other patent applications pending for its CinchLock® pipe connectors. The Company has a number of patents both pending and granted which cover the Company's technology.

Research and development expenses for the years ended July 31, 1997 and July 31, 1996 were

$ 49,726 and $ 41,516, respectively. This increase of $ 8,210 is due to the Company's increased expenditures on research efforts and testing.

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

None.

THE REMAINDER OF THIS PAGE IS INTENTIONALLY OMITTED

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock

The Company has authorized 40,000,000 shares of Common Stock ($0.01 par value per share), of which 39,943,073 shares of Common Stock were reported issued and outstanding as of July 31, 1997. In addition, there are 40,000 shares of Common Stock issuable as of July 31, 1997. All of the issuable shares will have restrictions against transfer pursuant to Regulation D and/or will be exempt from registration under the Securities Act of 1933, as amended.

Market for Common Stock

The Company's Common Stock has been traded in the over-the-counter market since 1974, and is presently listed in the "pink sheets" by approximately six (6) broker-dealers. The following is the range of low and high bid prices for a share of the Company's stock for quarters ended:
July 31, 1997	$ 0.26-$0.29	July 31, 1996	$ 0.26-$0.30
April 30, 1997	$ 0.19-$0.23	April 30, 1996	$ 0.20-$0.26
January 31, 1997	$ 0.16-$0.20	January 31, 1996	$ 0.18-$0.24
October 31, 1996	$ 0.23-$0.25	October 31, 1995	$ 0.125-$0.17

During the fiscal year, the range of low and high bid price for the Company's Common Stock was between $ 0.16 and $ 0.29 per share. Prices represent quotations from the "pink sheets" without adjustment for retail mark-ups, markdowns, or commissions and do not represent actual transactions. The number of stockholders of record as of July 31, 1997 was approximately 3,685. The Company has paid no dividends on its Common Stock for the last three fiscal years and does not expect to pay any dividend during the coming fiscal year.

As of July 31, 1997, Stafford held of record 22,792,500 shares of the Common Stock ($0.01 par value per share) of the Company and 12,000 shares of Preferred Stock ($100 par value per share) of the Company.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

(a) Plan of Operation

The Company's operations in the past several years have been focused on designing and developing its CinchLock® pipe connectors. This activity has not generated significant revenues and the Company has been dependent on cash advances from licensing income and loans from officers of the Company and its affiliate to meet working capital and liquidity needs. There can be no assurance that officers and/or affiliate will continue to provide loans and capital to the Company.

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

During the fiscal year, the Company received limited revenues through initial sales of its CinchLock® pipe connectors and field testing contracts. Management has been able to satisfy cash requirements in past years through isolated private placement of Common Stock and loans from the officers and/or affiliate. However, there can be no assurance that such sources of funding will continue. At the close of and for the fiscal year ending on July 31, 1997, officers made net loans to the Company in the amount of $ 12,000. At the close and for the fiscal year ending on July 31, 1997, net advances from the affilate increased by approximately $115,000.

(b) Management's Discussion and Analysis of Financial Condition

(1) Results of Operations for the year ended July 31, 1997

The total operating expenses were $177,324 for the year ending July 31, 1997 as compared to $170,459 for the year ending 1996. The majority of expenses for both years were similar as the company continued to develop its pipe connecting technology. The retroactive rent adjustment (decrease) of $30,000 from 1996 was offset by a reduction of approximately $36,000 in amortization.

(2) Results of Operations for the year ended July 31, 1996

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

THE REMAINDER OF THIS PAGE IS INTENTIONALLY OMITTED

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS PAGE

Financial Statements

Report of Independent Auditors F-1

Balance Sheets - July 31, 1997 and July 31, 1996 F-2, F-3

Statements of Operations for the Years Ended

July 31, 1997, 1996 F-4

Statements of Stockholders' Deficit for the Years

Ended July 31, 1997, 1996 F-5

Statements of Cash Flows for the Years Ended

July 31, 1997, 1996 F-6, F-7

Notes to Financial Statements F-8 to F-10

Item 8. NONE.

THE REMAINDER OF THIS PAGE IS INTENTIONALLY OMITTED

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

The ROVAC Corporation

We have audited the accompanying balance sheets of The ROVAC Corporation as of July 31, 1997 and 1996, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The ROVAC Corporation as of July 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

MOTTLE McGRATH BRANEY & FLYNN, P.C.

Worcester, Massachusetts

February 17, 2000

THE ROVAC CORPORATION

Balance Sheets

July 31, 1997 and 1996

Assets 1997 1996

Current assets:

Cash $ - $ 9,747

Accounts receivable 833 1,845

Loan receivable - officer 2,705 935

Total current assets 3,538 12,527

Property and equipment:

Machinery and equipment 72,112 72,112

Furniture and fixtures 30,283 30,283

Leasehold improvements 28,121 28,121

130,516 130,516

Less accumulated depreciation 118,018 115,335

Net property and equipment 12,498 15,181

Patents and patent applications, net of

accumulated amortization of $9,029 in 1997

and $6,971 in 1996 61,433 51,557

Total assets $ 77,469 $ 79,265

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Balance Sheets (continued)

July 31, 1997 and 1996

Liabilities and Stockholders' Deficit 1997 1996

Current liabilities:

Cash overdraft $ 2,944 $ -

Notes payable - officer (note 3) 660,341 648,141

Notes payable - other 11,250 3,250

Accounts payable:

Trade 107,580 103,602

Parent company 594,535 479,970

Accrued expenses (note 4) 734,895 635,080

Total current liabilities 2,111,545 1,870,043

Commitments and contingencies (note 1)

Stockholders' deficit (note 5):

8%, nonvoting preferred stock, $100

par value. Authorized 25,000 shares,

issued and outstanding 12,000 shares

each year 1,200,000 1,200,000

Common stock, $.01 par value. Authorized

40,000,000 shares, issued and outstanding

39,943,073 shares in 1997 and 39,546,681

shares in 1996 399,431 399,431

Common stock issuable, $.01 par value,

40,000 shares in 1997 and 277,500 shares

in 1996 400 400

Additional paid-in capital 8,269,432 8,269,432

Accumulated deficit (11,903,339) (11,660,041)

Total stockholders' deficit (2,034,076) (1,790,778)

Total liabilities and stockholders' deficit $ 77,469 $ 79,265

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Statements of Operations

Years ended July 31, 1997 and 1996

1997 1996

Revenues:

Contract income $ 10,000 $ 18,000

Product 5,231 12,905

Total revenues 15,231 30,905

Operating expenses:

Cost of sales 11,315 7,238

General and administrative 111,542 80,721

Research and development 49,726 41,516

Depreciation 2,683 2,614

Amortization 2,058 38,370

Total operating expenses 177,324 170,459

Operating loss (162,093) (139,554)

Other income (expense):

Interest expense (81,205) (80,546)

Net loss $(243,298) $(220,110)

Loss per share of common stock $ (.01) $ (.01)

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Statements of Stockholders' Deficit

Years ended July 31, 1997 and 1996

Preferred Stock Common Stock Common Stock Issuable Additional

Number Number Number Paid-in Accumulated

of Shares Par Value of Shares Par value of Shares Par Value Capital Deficit Total

Balance at July 31, 1995 12,000 $1,200,000 39,546,681 $395,467 277,500 $2,775 $8,243,276 $(11,439,941) $(1,598,423)

Issuance of common stock

Previously considered issuable - - 275,000 2,750 (252,500) (2,525) (225) - -

Stock issued in exchange for

Services - - 54,725 547 - - 14,498 - 15,045

Proceeds from sale - - 66,667 667 15,000 150 11,883 - 12,700

Net loss - - - - - - - (220,100) (220,100)

Balance at July 31, 1996 12,000 1,200,000 39,943,073 399,431 40,000 400 8,269,432 (11,660,041) (1,790,778)

Net loss - - - - - - - _ (243,298) (243,298)

Balance at July 31, 1997 12,000 $1,200,000 39,943,073 $399,431 40,000 $ 400 $8,269,432 $(11,903,339) $(2,064,076)

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Statements of Cash Flows

Years ended July 31, 1997 and 1996

Increase (Decrease) in Cash

1997 1996

Cash flows from operating activities:

Net loss $(243,298) $(220,100)

Adjustments to reconcile net loss to

net cash used in operating activities:

Depreciation and amortization 4,741 40,984

Services in exchange for common stock or note payable 8,000 15,045

(Increase) decrease in assets:

Accounts and loan receivable (758) (882)

Inventory - 475

Prepaid expenses - 7,150

Increase (decrease) in liabilities:

Accounts payable 118,543 70,818

Accrued expenses 99,815 90,782

Total adjustments 230,341 224,372

Net cash provided by (used in)

operating activities: (12,957) 4,272

Cash flows from investing activities:

Capital expenditures - (3,018)

Costs of patents and patent applications (11,934) (7,266)

Net cash used in investing activities (11,934) (10,284)

Cash flows from financing activities:

Proceeds from sale of stock - 12,700

Proceeds from notes payable - officers ____12,200 _____1,120

Net cash provided by financing activities 12,200 13,820

Net change in cash (12,691) 7,808

Cash, beginning of year 9,747 1,939

Cash (cash overdraft), end of year $ (2,944) $ 9,747

THE ROVAC CORPORATION

Statements of Cash Flows (continued)

Years ended July 31, 1997 and 1996

Increase (Decrease) in Cash

1997 1996

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest $ $ 48

Supplemental disclosure of noncash investing and

financing activities:

Common stock issued for services - 15,045

Note payable issued for services 8,000 -

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Notes to Financial Statements

(1) Basis of Presentation

The ROVAC Corporation (Company) is a majority-owned subsidiary of Stafford Industries Inc. (Parent). The Parent owned approximately 57% of the Company at July 31, 1997 and 1996.

The Company is primarily a research and development firm engaged principally in designing, building and testing a number of products. The Company is currently in a transition phase which will allow the introduction of some of its pipe connecting technology to reach commercial markets.

The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and liabilities in the normal course of business. The Company has reported net losses of $243,298 and $220,110 for the years ended July 31, 1997 and 1996, respectively. As a result, a stockholder's deficit of $2,034,076 was reported and the Company's current liabilities exceed its current assets by $2,108,007 at July 31, 1997. These conditions raise substantial doubts about the Company's ability to contnue as a going concern.

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

The Company is pursuing a market for its new mechanical pipe connector. The Company's ability to recover the recorded amounts of its assets, particularly the unamortized cost of patents and patent applications of $61,433 is dependent on the success of its ventures.

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

THE ROVAC CORPORATION

Notes to Financial Statements

(2) Summary of Significant Accounting Policies (continued)

(c) Income taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

(d) Loss per share of common stock

Loss per share of common stock as computed is based on the weighted average of the number of shares outstanding and issuable during the years (39,943,073 in 1997 and 39,882,819 in 1996).

(3) Notes Payable - Officer

Notes payable to officer consist of several demand notes to an officer who is also a director and shareholder of the Company. The notes carry interest rates of 12%.

(4) Accrued Expenses

Accrued expenses consist of:

1997 1996

Interest to officer $573,517 $492,868

Professional fees 14,000 10,000

Payroll taxes 20,182 18,754

Directors' fees 24,300 24,300

Salaries 98,521 85,922

Other 4,375 3,236

$734,895 $635,080

THE ROVAC CORPORATION

Notes to Financial Statements

(5) Capital Stock Activity

The Company issued 48,725 shares of common stock for professional services with an estimated fair market value of $15,045 and $9,545 in 1996. All of the common stock issuable shares will have restrictions against transfer pursuant to Regulation D and/or will be exempt from registration under the Securities Act of 1933, as amended.

(6) Income Taxes

At July 31, 1997, the Company has net operating loss carryforwards approximating $4,501,000 which are available to offset future taxable income. The carryforwards expire as follows:

Year Amount

1999 $979,000

2000 436,000

2001 566,000

2002 368,000

2003 444,000

2004 388,000

2005 265,000

2006 68,000

2007 146,000

2008 273,000

2009 52,000

2010 236,000

2011 130,000

2012 150,000

The loss carryforward is fully reserved for deferred tax purposes.

(7) Related Party Transactions

The Company leases its space from its parent company as a tenant-at-will. The lease expense was $19,560 for 1997. A retroactive rent adjustment was made in 1996 which resulted in a credit of $30,000 for the year ended July 31, 1996.

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

Name Age Position Period of Service

Raymond E. Shea, Sr. 79 Chief Executive May, 1984

Officer, Director to date

Robert Riesner 68 Secretary, September, 1982

Director to date

S. John Loscocco 73 Director March, 1989

to date

John W. Spillane 66 Director May, 1984

to date

Raymond E. Shea, Jr. 38 Vice President April, 1985

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

S. John Loscocco is a Director who is an investor with extensive experience in the field of venture capital. Mr. Loscocco has served as President of Acquivest Group, Inc., a venture management organization for more than the past eight years. Mr. Loscocco is also a director of Seatrain Lines, Inc. and Hermitage Group, Inc.

John W. Spillane is a Director of the Company and serves the Company as its General Counsel. Mr. Spillane has been a Director of the Company since 1984. He is a member of the Massachusetts State and Federal Bar, and has been a practicing attorney in Worcester, Massachusetts for 39 years.

Raymond E. Shea, Jr. is Vice President, Treasurer and Director of the Company and is the son of Raymond E. Shea, Sr. He has been an officer and director of the Company since April 1985 and has served the Company in a variety of key operating and managerial positions during the past nine years. Mr. Shea is also a Treasurer and Director of Stafford Industries, Inc.

Item 10. Executive Compensation

All officers and directors of the Company received the following compensation (both cash and deferred) during fiscal year 1997:

Summary Compensation Table

The chief executive officer has not drawn a salary in the three year period ending July 31, 1997.

No officer or director earned in excess of $100,000 in the three year period ending July 31, 1997.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

A change in control of the Registrant was approved on May 14, 1984 when Stafford Industries, Inc., of Rochdale, Massachusetts ("Stafford") acquired a majority of shares of common stock of the Company. As of July 31, 1997, Stafford owned 22,792,500 shares of common stock of the Company and 12,000 shares of preferred stock of the Company. The identity of the officers and directors of Stafford is as follows:

Raymond E. Shea, Sr., President and Director,

342 Silver Lane

Royal Palms, Boca Raton, FL 33432;

Raymond E. Shea, Jr., Treasurer and Director,

175 Southbridge Road

North Oxford, MA 01537;

John W. Spillane, Clerk and Director

11 Dennison Road

Worcester, MA 01609

Raymond E. Shea, Sr., President and Chairman of the Board of Stafford, is the controlling stockholder of Stafford. Mr. Shea, Sr. owns 5,157 shares of common stock of Stafford, which is 31.25% of the number of shares of Stafford issued and outstanding. Mr. Shea, Sr. owned the same number of shares of Stafford common stock at the close of the fiscal year ending July 31, 1997.

The authorized capital stock of the Company consists of 40,000,000 shares of common stock, par value $0.01 per share, and 25,000 shares of preferred stock, $100 per share. As of July 31, 1997, Stafford owned 57% of the common stock of the Company and all of the preferred stock issued by the Company.

The following table shows the amount of common stock of the Company owned of record and beneficially as of July 31, 1997 by each Director and all Directors and Officers as a group, consisting of five persons:

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

(1) Mr. Shea, Sr. owns 31.25% of all of the shares of common stock of Stafford, which holds 22,792,500 shares of common stock of ROVAC.

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

(5) Mr. Loscocco has previously disclaimed ownership in 120 shares of common stock of Stafford which were issued to Mr. Loscocco and subsequently transferred to Acquivest Holding II, Ltd., with which Mr. Loscocco is affiliated. The 120 shares of common stock of Stafford represents 0.72% of the issued and outstanding shares of Common Stock of Stafford and represents 165,763 shares of Common Stock of the Company held by Stafford.

Item 12. Certain Relationships and Related Transactions

There were no transactions in excess of $120,000 with related parties.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-KSB

None.

(c) Exhibits

1. Contracts, Leases and Agreements.

None.

2. Subsidiaries

None.

THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY OMITTED.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned.

(Registrant) THE ROVAC CORPORATION

By (Signature and Title) Raymond E. Shea, Sr.

Raymond E. Shea, Sr., President

Date February 29, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.

Signature	Title	Date
__________________________ (Raymond E. Shea, Sr.)	Chief Executive Officer and Director	____________________
S. John Loscocco (S. John Loscocco)	Director	____________________
Robert Riesner (Robert Riesner)	Secretary and Director	____________________
John W. Spillane (John W. Spillane)	Director	____________________
Raymond E. Shea, Jr. (Raymond E. Shea, Jr.)	Treasurer and Director	____________________