Form 10QSB
period 1997-10-31
ROVAC CORP
filed 2000-03-01
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997

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

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	October 31, 1997	July 31, 1997
	(Unaudited)	*

Assets

Current Assets
Cash	-
Accounts receivable	1,679	833
Accounts receivable - other	23,135	2,705

Total current assets	23,155	3,538

Property and equipment
Machinery and equipment	72,112	72,112
Furniture and fixtures	30,283	30,283
Leasehold improvements	28,121	28,121

	130,516	130,516

Less accumulated depreciation	118,689	118,018

Net property and equipment	11,827	12,498

Patents and patent applications, net of
accumulated amortization of $9,682
($9,029 at July 31, 1996)	61,021	61,433

Total assets	95,983	77,469

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	October 31, 1997	July 31, 1997
	(Unaudited)	*

Liabilities and Stockholders' Deficiency

Current liabilities
Cash overdraft	3,572	2,944
Notes payable - officer	662,640	660,341
Notes payable - other	11,250	11,250
Accounts payable:
Trade	101,177	107,580
Parent company	639,031	594,535
Accrued expenses	758,210	734,895

Total current liabilities	2,175,880	2,111,545

Stockholders' deficiency
8% nonvoting preferred stock, $100 par	1,200,000	1,200,000
value. Authorized 25,000 shares,
12,000 shares issued.
Common stock, $.01 par value.	399,431	399,431
Authorized 40,000,000 shares, issued and
outstanding 39,943,073 shares
Common stock issuable, $.01 par value,	400	400
40,000 shares
Additional paid-in capital	8,269,432	8,269,432
Accumulated deficit	(11,949,160)	(11,903,339)

Total stockholders' deficit	(2,079,897)	(2,034,076)

Total liabilities and stockholders' deficit	95,983	77,469

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Operations
(Unaudited)

	Three Months	Three Months
	Ended Oct 31	Ended Oct 31
	1997	1996
Revenues:
Contract Income	9,000	5,500
Product	851	2,800

Total revenues	9,851	8,300

Operating expenses:
Cost of sales		22
General and administrative	29,738	36,779
Research and development	3,847	13,325
Depreciation and amortization	1,324	1,185

Total operating expenses	34,909	51,311

Operating loss	(25,058)	(43,011)

Other income (expense)
Interest expense	(20,763)	(20,221)

Net Loss	(45,821)	(63,155)

Net loss per share of
common stock	(0.00)	(0.00)

Weighted average number of
Common shares outstanding
And issuable	39,983,073	39,983,073

See accompanying notes to condensed financial statements.

	THE ROVAC CORPORATION

	Statement of Cash Flows
(Unaudited)

	Three Months	Three months
	Ended Oct. 31	Ended Oct. 31
	1997	1996
Cash flows from operating activities:
Net loss	(45,821)	(63,155)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,324	1,185
(Increase) decrease in assets:
Accounts and loan receivable	(19,597)	(5,882)
Inventory	-	(503)

Increase (decrease) in liabilities:
Accounts payable	(6,403)	3,938
Accrued expenses	23,315	21,199

Total adjustments	(1,361)	19,937

Net cash provided by (used in)
operating activities:	(47,182)	(43,218)

Cash flows from investing activities:
Costs of patents and patent applications	(241)	(858)

Net cash used in investing activities	(241)	(858)

Cash flows from financing activities:
Proceeds from notes payable - officers	2,299	-
Advance from parent	44,496	31,428

Net cash provided by financing activities	46,795	31,428

Net change in cash	(628)	(12,648)

Cash, beginning of period	(2,944)	9,747

Cash (cash overdraft), end of period	(3,572)	(2,901)

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

The unaudited financial statements for the three months ended October 31, 1997 and 1996 are unaudited but reflect all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods.

The results of operations for three months ended October 31, 1997 and 1996 are not necessarily indicative of the results for the entire year.

These financial statements supplement and should be read in conjunction with the Company's audited financial statements for the year ended July 31, 1997 as contained in the Company's Form 10KSB, as filed with the United States Securities and Exchange Commission.

(2) Income (Loss) Per Share of Common Stock

Income (loss) per share of common stock as computed is based on the Weighted average of the number of shares outstanding and issuable during the periods.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

See attached

Item 2. Management's discussion and Analysis or Plan of Operation.

(a) Liquidity and Capital Resources

During the quarter, the company signed its first Exclusive Sales Agreement with NIBCO of Elkhart Indiana for products applicable to the North American and European compressed air and irrigation markets. This agreement represents the initial commercialization of ROVAC products for these two markets. A fee for market exclusivity and an initial stocking purchase order were elements of the agreement. Key components of CinchLock® are being manufactured by ROVAC in Massachusetts. NIBCO will incorporate CinchLock® components into their products and will market and distribute the products to the compressed air and irrigation markets. The company also produced key CinchLock® components for field testing.

The Company continued with discussions and negotiations for financing and capital sources in order to meet its working capital requirements and tooling cost to implement proposed projects. Management and/or affiliate continues to fund the capital requirements of the Company, as they become necessary.

(b) Results of Operations for the quarter ended October 31, 1997

The total operating expenses are approximately $35,000 for the quarter ending October 31, 1997 as compared to $51,000 for the corresponding quarter in 1996. The decrease in operating expenses were mainly attributable to a reduction in research and development expenses.

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

Date: /Raymond E. Shea, Jr./

Raymond E. Shea, Jr.

Vice President and Treasurer