Form 10QSB
period 1998-01-31
ROVAC CORP
filed 2000-03-01
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

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

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	January 31, 1998	July 31, 1997
	(Unaudited)	*

Assets

Current Assets
Cash	-	-
Accounts receivable	872	833
Accounts receivable - other	36,484	2,705

Total current assets	37,356	3,538

Property and equipment
Machinery and equipment	72,112	72,112
Furniture and fixtures	30,283	30,283
Leasehold improvements	28,121	28,121

	130,516	130,516

Less accumulated depreciation	119,359	118,018

Net property and equipment	11,156	12,498

Patents and patent applications, net of
Accumulated amortization of $10,335.
($9,029 at July 31, 1997)	63,173	61,433

Total assets	111,685	77,469

See accompanying notes to financial statements.

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	January 31, 1998	July 31, 1997
	(Unaudited)	*

Liabilities and Stockholders' Deficiency

Current liabilities
Bank overdraft	4,387	2,944
Notes payable - officer	663,141	660,341
Notes payable - other	11,250	11,250
Accounts payable:
Trade	100,932	107,580
Parent company	679,666	594,535
Accrued expenses	786,431	734,895

Total current liabilities	2,245,807	2,111,545

Stockholders' deficiency
8% nonvoting preferred stock, $100 par	1,200,000	1,200,000
value. Authorized 25,000 shares,
12,000 shares issued.
Common stock, $.01 par value.	399,431	399,431
Authorized 40,000,000 shares, issued and
outstanding 39,943,073 shares
Common stock issuable, $.01 par value,	400	400
40,000 shares
Additional paid-in capital	8,269,432	8,269,432
Accumulated deficit	(12,003,385)	(11,903,339)

Total stockholders' deficit	(2,134,122)	(2,034,076)

Total liabilities and stockholders' deficit	111,685	77,469

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Operations
(Unaudited)

	Three months		Six months
	ended January 31		ended January 31
	1998	1997	1998	1997

Revenues:
Contract Income	9,000	4,000	18,000	9,500
Product	230	142	1,080	2,942

Total revenues	9,230	4,142	19,080	12,442

Operating expenses:
Cost of sales	-	-	-	22
General and administrative	37,647	29,267	67,385	66,046
Research and development	3,549	11,316	7,396	24,640
Depreciation and amortization	1,324	1,185	2,648	2,371

Total operating expenses	42,520	41,768	77,429	93,079

Operating loss	(33,290)	(37,626)	(58,349)	(80,637)

Other income (expense)
Interest expense	(20,935)	(20,233)	(41,697)	(40,377)
Miscellaneous income	-	-	-	-
	(20,935)	(20,233)	(41,697)	(40,377)

Net Loss	(54,225)	(57,859)	(100,046)	(121,014)

Net loss per share of
common stock	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding
and issuable	39,983,073	39,983,073	39,983,073	39,983,073

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended January 31	Ended Jan 31
	1998	1997
Cash flows from operating activities:
Net loss	(100,046)	(121,014)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	2,648	2,370
(Increase) decrease in assets:
Accounts and loan receivable	(33,818)	498
Inventory	-	(234)
Increase (decrease) in liabilities:
Accounts payable	(6,648)	4,997
Accrued expenses	51,536	42,764

Total adjustments	13,718	50,395

Net cash provided by (used in)
operating activities:	(86,328)	(70,619)

Cash flows from investing activities:
Costs of patents and patent applications	(3,046)	(7,795)

Net cash used in investing activities	(3,046)	(7,795)

Cash flows from financing activities:
Proceeds from notes payable - officers	2,800	(113)
Proceeds from notes payable - other	-	8,000
Advance from parent	85,131	58,975

Net cash provided by financing activities	87,931	66,861

Net change in cash	(1,443)	(11,552)

Cash (bank overdraft), beginning of period	(2,944)	9,747

Cash (bank overdraft), end of period	(4,387)	(1,805)

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

The unaudited financial statements for the three months ended January 31, 1998 and 1997 are unaudited but reflect all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods.

The results of operations for three months ended January 31, 1998 and 1997 are not necessarily indicative of the results for the entire year.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

See attached

Item 2. Management's discussion and Analysis or Plan of Operation.

(a) Liquidity and Capital Resources

During the quarter, the company earned revenues in accordance with the NIBCO Agreement signed in the quarter ended October 31, 1997. The company also continued to produce key CinchLock® components for field testing.

The company continued with discussions and negotiations for financing and capital sources in order to meet its working capital requirements and tooling cost to implement proposed projects. Management and/or affiliate continues to fund the capital requirements of the Company, as they become necessary.

(b) Results of Operations for the quarter ended January 31, 1997

The total operating expenses are approximately $42,000 for the quarter ending January 31, 1998 as compared to approximately $42,000 for the corresponding quarter in 1997. The expenses for the quarter ended January 1998 were comparable to the expenses for quarter ended January 1997.

(c) Results of Operations for the six-month period ended January 31, 1998

The total operating expenses were approximately $77,000 for the six-month period ending January 31, 1998 as compared to approximately $93,000 for the corresponding six-month period in 1997. The $16,000 decrease in operating expenses for the six-months ended January 31, 1998 as compared to the six-months ended January 31, 1997 is mainly attributable to the company's decrease in research and development expenses.

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

Date: March 1, 2000

Raymond E. Shea, Jr.

Vice President and Treasurer