Form 10QSB
period 1998-04-30
ROVAC CORP
filed 2000-03-01
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

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

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	April 30, 1998	July 31, 1997
	(Unaudited)	*

Assets

Current Assets
Cash	-	-
Accounts receivable	690	833
Accounts receivable - other	39,326	2,705

Total current assets	40,016	3,538

Property and equipment
Machinery and equipment	72,112	72,112
Furniture and fixtures	30,283	30,283
Leasehold improvements	28,121	28,121

	130,516	130,516

Less accumulated depreciation	120,030	118,018

Net property and equipment	10,486	12,498

Patents and patent applications, net of
accumulated amortization of $10,988
($9,029 at July 31, 1996)	67,720	61,433

Total assets	118,222	77,469

See accompanying notes to financial statements.

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	April 30, 1998	July 31, 1997
	(Unaudited)	*

Liabilities and Stockholders' Deficiency

Current liabilities
Bank overdraft	3,643	2,944
Notes payable - officer	663,141	660,341
Notes payable - other	11,250	11,250
Accounts payable:
Trade	104,617	107,580
Parent company	705,905	594,535
Accrued expenses	810,149	734,895

Total current liabilities	2,298,705	2,111,545

Stockholders' deficiency
8% nonvoting preferred stock, $100 par	1,200,000	1,200,000
value. Authorized 25,000 shares,
12,000 shares issued.
Common stock, $.01 par value.	399,431	399,431
Authorized 40,000,000 shares, issued and
outstanding 39,943,073 shares
Common stock issuable, $.01 par value,	400	400
40,000 shares
Additional paid-in capital	8,269,432	8,269,432
Accumulated deficit	(12,049,746)	(11,903,339)

Total stockholders' deficit	(2,180,483)	(2,034,076)

Total liabilities and stockholders' deficit	118,222	77,469

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Operations
(Unaudited)

	Three	Months	Nine	Months
	ended April 30		ended April 30
	1998	1997	1998	1997

Revenues:
Contract Income	9,000	2,500	27,000	12,000
Product	-	198	1,080	3,140

Total revenues	9,000	2,698	28,080	15,140

Operating expenses:
Cost of sales	-	5,135	-	5,157
General and administrative	31,448	28,889	98,833	94,935
Research and development	3,092	8,118	10,488	32,759
Depreciation and amortization	1,324	1,185	3,972	3,556

Total operating expenses	35,864	43,327	113,293	136,406

Operating loss	(26,864)	(40,629)	(85,213)	(121,267)

Other income (expense)
Interest expense	(19,497)	(19,967)	(61,194)	(60,344)

Net Loss	(46,361)	(60,596)	(146,407)	(181,611)

Net loss per share of
common stock	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding
and issuable	39,983,073	39,983,073	39,983,073	39,983,073

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended April 30	Ended April 30
	1998	1997
Cash flows from operating activities:
Net loss	(146,407)	(181,611)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	3,972	3,556
Services in exchange for common stock:	-	-
(Increase) decrease in assets:
Accounts and loan receivable	(36,478)	1,018
Inventory	-	4,771
Increase (decrease) in liabilities:
Accounts payable	(2,963)	7,116
Accrued expenses	75,254	66,934

Total adjustments	39,785	83,394

Net cash provided by (used in)
operating activities:	(106,622)	(98,216)

Cash flows from investing activities:
Costs of patents and patent applications	(8,247)	(9,510)

Net cash used in investing activities	(8,247)	(9,510)

Cash flows from financing activities:
Proceeds from notes payable - officers	2,800	6,639
Proceeds from notes payable - other	-	9,543
Advance from parent	111,370	83,403

Net cash provided by financing activities	114,170	99,585

Net change in cash	(699)	(8,141)

Cash (bank overdraft), beginning of period	(2,944)	9,747

Cash, end of period	(3,643)	1,606

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

The unaudited financial statements for the nine months and three months ended April 30, 1998 and 1997 are unaudited but reflect all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods.

The results of operations for three months ended April 30, 1998 and 1997 are not necessarily indicative of the results for the entire year.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

See attached

Item 2. Management's discussion and Analysis or Plan of Operation.

(a) Liquidity and Capital Resources

During the quarter, the Company continued to earn revenues in accordance with the NIBCO Agreement signed in the quarter ended October 31, 1997. The Company also continued to produce key CinchLock® components for field testing.

The Company continued with discussions and negotiations for financing and capital sources in order to meet its working capital requirements and tooling cost to implement proposed projects. Management and/or affiliate continues to fund the capital requirements of the Company, as they become necessary.

(b) Results of Operations for the quarter ended April 30, 1998

The total operating expenses are approximately $36,000 for the quarter ending April 30, 1998 as compared to approximately $43,000 for the corresponding quarter in 1997. The decrease in operating expenses is mainly attributable to a reduction in research and development expenses.

(c) Results of Operations for the nine-month period ended April 30, 1998

The total operating expenses were approximately $113,000 for the nine-month period ending April 30, 1998 as compared to approximately $136,000 for the corresponding nine-month period in 1997. The decrease is mainly attributable to a reduction in research and development expenses.

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