Form 10KSB
period 1998-07-31
ROVAC CORP
filed 2000-03-02
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended July 31, 1998

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

Yes_____No__X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $39,901

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

PART I

Item 1. Description of Business.

(a) General Development of Business

The ROVAC Corporation ("the Company") is a Delaware corporation, which was organized in 1972 and has been involved in the research and development of a variety of mechanical devices. During the last several years, the Company has been engaged in activities leading up to the manufacture and marketing of a new type of mechanical pipe connector. The Company's patented CinchLock® pipe connectors consist of mechanical devices, which join pipes and joints of assorted size and shapes without glue or solder to permit the flow of fluid under different conditions and amounts of pressures. The Company has begun to produce key CinchLock® pipe connector components in its existing facilities in Rochdale, Massachusetts. The Company has only one business segment.

(b) Business of Issuer

During the fiscal year ending July 31, 1998, the Company signed its first Exclusive Sales Agreement with NIBCO of Elkhart, Indiana for products applicable to the North American and European compressed air and irrigation markets. This agreement represents the initial commercialization of ROVAC products for these two markets. A fee for market exclusivity and an initial stocking purchase order were elements of the agreement. Key components of CinchLock® are being manufactured by ROVAC in Massachusetts. NIBCO will incorporate CinchLock® components into their products and will market and distribute the products to the compressed air and irrigation markets. The company also produced key CinchLock® components for field testing.

At the close of the fiscal year, the Company continued with field testing of its pipe connecting technology for several potential customers. While there can be no assurance, the Company expects that all of the field testing results will be favorable and could produce future sales.

At the end of the fiscal year, The ROVAC Corporation had 4 employees who worked full time for the Company. The company has numerous domestic and foreign patents issued as well as a number of other patent applications pending for its CinchLock® pipe connectors. The Company has a number of patents both pending and granted which cover the Company's technology.

Research and development expenses for the years ended July 31, 1998 and July 31, 1997 were $12,012 and $49,726, respectively. This decrease of $37,714 is due to the fact that the majority of pipe connector testing and development has been completed.

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

None.

THE REMAINDER OF THIS PAGE IS INTENTIONALLY OMITTED

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock

The Company has authorized 40,000,000 shares of Common Stock ($0.01 par value per share), of which 39,943,073 shares of Common Stock were reported issued and outstanding as of July 31, 1998. In addition, there are 40,000 shares of Common Stock issuable as of July 31, 1998. All of the issuable shares will have restrictions against transfer pursuant to Regulation D and/or will be exempt from registration under the Securities Act of 1933, as amended.

Market for Common Stock

The Company's Common Stock has been traded in the over-the-counter market since 1974, and is presently listed in the "pink sheets" by approximately eight (8) broker-dealers. The following is the range of low and high bid prices for a share of the Company's stock for quarters ended:
July 31, 1998	$0.165 - 0.17	July 31, 1997	$0.26 - 0.29
April 30, 1998	$0.20 - 0.22	April 30, 1997	$0.19 - 0.23
January 30, 1998	$0.155 - 0.18	January 31, 1997	$0.16 - 0.20
October 31, 1997	$0.19 - 0.20	October 31, 1996	$0.23 - 0.25

During the fiscal year, the range of low and high bid price for the Company's Common Stock was between $ 0.155 and $ 0.22 per share. Prices represent quotations from the "pink sheets" without adjustment for retail mark-ups, markdowns, or commissions and do not represent actual transactions. The number of stockholders of record as of July 31, 1998 was approximately 3,634. The Company has paid no dividends on its Common Stock for the last three fiscal years and does not expect to pay any dividend during the coming fiscal year.

As of July 31, 1998, Stafford held of record 22,792,500 shares of the Common Stock ($0.01 par value per share) of the Company and 12,000 shares of Preferred Stock ($100 par value per share) of the Company.

There is no trading market contemplated for the preferred shares and the conversion value of the preferred shares shall not exceed par value. The company, by action of its Board of Directors, may call or redeem the whole or any part of the Preferred Stock, at any time, or from time to time, at $100 per share plus a sum equal to all accumulated and unpaid dividends thereon to the date fixed for redemption. In the event that the Board of Directors calls or redeems the whole or any part of the Preferred Stock, the Board shall be required to take such action onor within ten (10) years from issue.

Item 6. Management's Discussion and Analysis or Plan of Operation

(a) Plan of Operation

The Company's operations in the past several years have been focused on designing and Developing its CinchLock® pipe connectors. This activity has not generated significant revenues and the Company has been dependent on cash advances from licensing income and loans from officers of the Company to meet working capital and liquidity needs. There can be no assurance that officers and/or affiliate of the Company will continue to provide loans and capital to the Company.

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

â pipe connedtors and began receiving income from its first commercial agreement. Management has been able to satisfy cash requirements in past year through isolated private placement of Common Stock and loans from the officers and/or affiliate of the Company. The Company has been and remains dependent on receiving loans from officers in order to continue in business. However, there can be no assurance that such sources of funding will continue. At the close of and for the fiscal year ending on July 31, 1998, officers made net loans to the Company in the amount of approximately $ 2,800. At the close and for the fiscal year ending on July 31, 1998, net advances from the affiliate increased by approximately $125,000.

(b) Management's Discussion and Analysis of Financial Condition

(1) Results of Operations for the year ended July 31, 1998

The total operating expenses were $146,587 for the year ending July 31, 1998 as compared to $177,324 for the fiscal year ending 1997. The decrease of $30,770 is mainly attributable to the fact that the majority of pipe testing and development has been completed.

(2) Results of Operation for the year ended July 31, 1997

The total operating expenses were $177,324 for the year ending July, 1997 as compared to $170,459 for the year ending 1996. The majority of expenses for both years were similar as the company continued to develop its pipe connecting technology. The retroactive rent adjustment (decrease) of $30,000 from 1996 was offset by a reduction of approximately $36,000 in amortization.

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS PAGE

Financial Statements

Report of Independent Auditors F-1

Balance Sheet - July 31, 1998 and July 31, 1997 F-2, F-3

Statements of Operations for the Years Ended

July 31, 1998, 1997 F-4

Statements of Stockholders' Deficit for the Years

Ended July 31, 1998, 1997 F-5

Statements of Cash Flows for the Years Ended

July 31, 1998, 1997 F-6, F-7

Notes to Financial Statements F-8 to F-10

Item 8. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

None.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

The ROVAC Corporation

We have audited the accompanying balance sheets of The ROVAC Corporation as of July 31, 1998 and 1997, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The ROVAC Corporation as of July 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. These conditions raise substantial doubts about the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 1. The financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

MOTTLE McGRATH BRANEY & FLYNN, P.C.

Worcester, Massachusetts

February 17, 2000

THE ROVAC CORPORATION

Balance Sheets

July 31, 1998 and 1997

Assets 1998 1997

Current assets:

Accounts receivable $ 695 $ 833

Loan receivable - officer 37,188 2,705

Total current assets 37,883 3,538

Property and equipment:

Machinery and equipment 72,112 72,112

Furniture and fixtures 30,283 30,283

Leasehold improvements 28,121 28,121

130,516 130,516

Less accumulated depreciation 120,701 118,018

Net property and equipment 9,815 12,498

Patents and patent applications, net of

accumulated amortization of $11,641 in 1998

and $9,029 in 1997 66,144 $ 61,433

Total assets $ 113,842 $ 77,469

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Balance Sheets (continued)

July 31, 1998 and 1997

Liabilities and Stockholders' Deficit 1998 1997

Current liabilities:

Cash overdraft 4,830 2,944

Notes payable - officer (note 3) 663,141 660,341

Notes payable - other 3,250 11,250

Accounts payable:

Trade 101,187 107,580

Parent company 719,914 594,535

Accrued expenses (note 4) 841,607 734,895

Total current liabilities 2,333,929 2,111,545

Commitments and contingencies (note 1)

Stockholders' deficit (note 5):

8%, nonvoting preferred stock, $100

par value. Authorized 25,000 shares,

issued and outstanding 12,000 shares

each year 1,200,000 1,200,000

Common stock, $.01 par value. Authorized

40,000,000 shares, issued and outstanding

39,943,073 shares in 1998 and 39,943,073

shares in 1997 399,431 399,431

Common stock issuable, $.01 par value,

40,000 shares in 1998 and 40,000 shares

in 1997 400 400

Additional paid-in capital 8,269,432 8,269,432

Accumulated deficit (12,089,350) (11,903,339)

Total stockholders' deficit (2,220,087) (2,034,076)

Total liabilities and stockholders' deficit $ 113,842 $ 77,469

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Statements of Operations

Years ended July 31, 1998 and 1997

1998 1997

Revenues:

Contract income $ 36,000 $ 10,000

Product 3,901 5,231

Total revenues 39,901 15,231

Operating expenses:

Cost of sales 8,689 11,315

General and administrative 120,591 111,542

Research and development 12,012 49,726

Depreciation 2,683 2,683

Amortization 2,612 2,058

Total operating expenses 146,587 177,324

Operating loss (106,686) (162,093)

Other income (expense):

Interest expense (79,325) (81,205)

Net loss $(186,011) $(243,298)

Loss per share of common stock $ (.005) $ (.006)

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Statements of Stockholders' Deficit

Years ended July 31, 1998 and 1997

Preferred Stock Common Stock Common Stock Issuable Additional

Number Number Number Paid-in Accumulated

of Shares Par Value of Shares Par value of Shares Par Value Capital Deficit Total

Balance at July 31, 1996 12,000 $1,200,000 39,943,073 $399,431 40,000 $ 400 $8,269,432 $(11,660,041) $(1,790,778)

Net loss - - - - - - - (243,298) (243,298)

Balance at July 31, 1997 12,000 1,200,000 39,943,073 399,431 40,000 400 8,269,432 (11,903,339) (2,034,076)

Net loss - - - - - - ____ (186,011) ; (186,011)

Balance at July 31, 1998 12,000 $1,200,000 39,943,073 $399,431 40,000 400 $ 8,269,432 $(12,089,350) $(2,220,087) $(1,790,778)

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Statements of Cash Flows

Years ended July 31, 1998 and 1997

Increase (Decrease) in Cash

1998 1997

Cash flows from operating activities:

Net loss $(186,011) $(243,298)

Adjustments to reconcile net loss to

net cash used in operating activities:

Depreciation and amortization 5,295 4,741

Services in exchange for common stock or note payable (8,000) 8,000

(Increase) decrease in assets:

Accounts and loan receivable (34,345) (758)

Increase (decrease) in liabilities:

Accounts payable 118,986 118,543

Accrued expenses 106,712 99,815

Total adjustments 188,648 230,341

Net cash provided by (used in)

operating activities: 2,637 (14,499)

Cash flows from investing activities:

Costs of patents and patent applications (7,323) (11,934)

Net cash used in investing activities (7,323) (11,934)

Cash flows from financing activities:

Proceeds from notes payable - officers 2,800 12,200

Net cash provided by financing activities 2,800 12,200

Net change in cash (1,886) (12,691)

Cash (cash overdraft), beginning of year (2,944) 9,747

Cash (cash overdraft), end of year $ (4,830) $ (2,944)

THE ROVAC CORPORATION

Statements of Cash Flows (continued)

Years ended July 31, 1998 and 1997

1998 1997

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest $ 1,150 $ 51

Supplemental disclosure of noncash investing and

financing activities:

Note payable issued for services (canceled) (8,000) 8,000

See accompanying notes to financial statements.

THE ROVAC CORPORATION

Notes to Financial Statements

(1) Basis of Presentation

The ROVAC Corporation (Company) is a majority-owned subsidiary of Stafford Industries Inc. (Parent). The Parent owned approximately 57% of the Company at July 31, 1998 and 1997.

The Company is primarily a research and development firm engaged principally in designing, building and testing a number of products. The Company continues in a transition phase, which has allowed the introduction of its pipe connecting technology to reach commercial markets.

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. The Company has reported net losses of $186,011 and $243,298 for the years ended July 31, 1998 and 1997, respectively. As a result, a stockholders' deficit of $2,220,087 was reported and the Company's current liabilities exceed its current assets by $2,296,046 at July 31, 1998. These conditions raise substantial doubts about the Company's ability to continue as a going concern.

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

The Company is pursuing a market for its new mechanical pipe connector. The Company's ability to recover the recorded amounts of its assets, particularly the unamortized cost of patents and patent applications of $66,144 is dependent on the success of its ventures.

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

THE ROVAC CORPORATION

Notes to Financial Statements

(2) Summary of Significant Accounting Policies (continued)

(c) Income taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in defferred tax assets and liabilities.

(d) Loss per share of common stock

Loss per share of common stock as computed is based on the weighted average of the number of shares outstanding and issuable during the years (39,983,073) in 1998 and 39,983,073 in 1997).

(3) Notes Payable - Officer

Notes payable to officer consist of several demand notes to an officer who is also a director and shareholder of the Company. The notes carry interest rates of 12%.

(4) Accrued Expenses

Accrued expenses consist of:

1998 1997

Interest to officer $655,255 $573,517

Professional fees 21,000 14,000

Payroll taxes 19,326 20,182

Directors' fees 24,300 24,300

Salaries 117,457 98,521

Other 4,269 4,375

$841,607 $734,895

THE ROVAC CORPORATION

Notes to Financial Statements

(5) Income Taxes

At July 31, 1998, the Company has net operating loss carryforwards approximating $4,501,000, which are available to offset future taxable income. The carryforwards expire as follows:

Year Amount

1999 979,000

2000 436,000

2001 566,000

2002 368,000

2003 444,000

2004 388,000

2005 265,000

2006 68,000

2007 146,000

2008 273,000

2009 52,000

2010 236,000

2011 130,000

    150,000

2013 86,000

The loss carryforward is fully reserved for deferred tax purposes.

(6) Related Party Transactions

The Company leases its space from its parent company as a tenant-at-will. The lease expense was $19,560 for 1998 and 1997.

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

Name Age Position Period of Service

Raymond E. Shea, Sr. 80 Chief Executive May, 1984

Officer, Director to date

Robert Riesner 69 Secretary, September 1982

Director to date

S. John Loscocco 74 Director March 1989

to date

John W. Spillane 67 Director May, 1984

to date

Raymond E. Shea, Jr. 39 Vice President April 1985

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

S. John Loscocco is a Director who is an investor with extensive experience in the field of venture capital. Mr. Loscocco has served as President of Acquivest Group, Inc., a venture management organization for more than the past nine years. Mr. Loscocco is also a director of Seatrain Lines, Inc. and Hermitage Group, Inc.

John W. Spillane is a Director of the Company and serves the Company as its General Counsel. Mr. Spillane has been a Director of the Company since 1984. He is a member of the Massachusetts State and Federal Bar, and has been a practicing attorney in Worcester, Massachusetts for 40 years.

Raymond E. Shea, Jr. is Vice President, Treasurer and Director of the Company and is the son of Raymond E. Shea, Sr. He has been an officer and director of the Company since April 1985 and has served the Company in a variety of key operating and managerial positions during the past ten years. Mr. Shea is also a Treasurer and Director of Stafford Industries, Inc.

Item 10. Executive Compensation

All officers and directors of the Company received the following compensation (both cash and deferred) during fiscal year 1998:

Summary Compensation Table

The chief executive officer has not drawn a salary in the three year period ending July 31, 1998.

No officer or director earned in excess of $100,000 in the three year period ending July 31, 1998.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

A change in control of the Registrant was approved on May 14, 1984 when Stafford Industries, Inc., of Rochdale, Massachusetts ("Stafford") acquired a majority of shares of common stock of the Company. As of July 31, 1998, Stafford owned 22,792,500 shares of common stock of the Company and 12,000 shares of preferred stock of the Company. The identity of the officers and directors of Stafford is as follows:

Raymond E. Shea, Sr., President and Director,

342 Silver Lane

Royal Palms, Boca Raton, FL 33432;

Raymond E. Shea, Jr., Treasurer and Director,

175 Southbridge Road

North Oxford, MA 01537;

John W. Spillane, Clerk and Director

11 Dennison Road

Worcester, MA 01609

Raymond E. Shea, Sr., President and Chairman of the Board of Stafford, is the controlling stockholder of Stafford. Mr. Shea, Sr. owns 5,157 shares of common stock of Stafford, which is 31.25% of the number of shares of Stafford issued and outstanding. Mr. Shea, Sr. owned the same number of shares of Stafford common stock at the close of the fiscal year ending July 31, 1998.

The authorized capital stock of the Company consists of 40,000,000 shares of common stock, par value $0.01 per share, and 25,000 shares of preferred stock, $100 per share. As of July 31, 1998, Stafford owned 57% of the common stock of the Company and all of the preferred stock issued by the Company.

The following table shows the amount of common stock of the Company owned of record and beneficially as of July 31, 1998 by each Director and all Directors and Officers as a group, consisting of five persons:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percent of Class
Common Stock	Raymond E. Shea, Sr. 442 Silver Lane Boca Raton, FL 33432	7,251,579 Shares (1)	18.15%
Common Stock	Robert Riesner 51 S. Keswick Ave Glenside, PA 19038	414,409 Shares (2)	1.04%
Common Stock	John W. Spillane 11 Dennison Road Worcester, MA 01609	317,204 Shares (3)	0.79%
Common Stock	Raymond E. Shea, Jr. 175 Southbridge Road No. Oxford, MA 01537	2,520,988 Shares (4)	6.31%
Common Stock	S. John Loscocco Bayview Ave. Portsmouth, RI 02871	165,763 Shares (5)	0.41%

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

There were no transactions in excess of $130,000 with related parties.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-KSB

None.

(c) Exhibits

1. Contracts, Leases and Agreements.

None.

2. Subsidiaries

None.

THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY OMITTED.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned.

(Registrant) THE ROVAC CORPORATION

By (Signature and Title) /Raymond E. Shea, Sr./

Raymond E. Shea, Sr., President

Date March 2, 2000

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