Form 10QSB
period 1998-10-31
ROVAC CORP
filed 2000-03-02
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

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

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	October 31, 1998	July 31, 1998
	(Unaudited)	*

Assets

Current Assets
Accounts receivable	1,915	695
Accounts receivable - other	39,606	37,188

Total current assets	41,521	37,883

Property and equipment
Machinery and equipment	72,112	72,112
Furniture and fixtures	30,283	30,283
Leasehold improvements	28,121	28,121

	130,516	130,516

Less accumulated depreciation	121,372	120,701

Net property and equipment	9,144	9,815

Patents and patent applications, net of
accumulated amortization of $12,283
($11,641 July 31, 1998)	65,603	66,144

Total assets	116,268	113,842

See accompanying notes to condensed financial statements.
THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	October 31, 1998	July 31, 1998
	(Unaudited)	*

Liabilities and Stockholders' Deficiency

Current liabilities
Cash overdraft	$ 3,749	$ 4,830
Notes payable - officer	663,014	663,141
Notes payable - other	3,250	3,250
Accounts payable:
Trade	105,574	101,187
Parent company	742,620	719,914
Accrued expenses	867,187	841,607

Total current liabilities	2,385,394	2,333,929

Stockholders' deficiency
8% nonvoting preferred stock, $100 par	1,200,000	1,200,000
value. Authorized 25,000 shares,
12,000 shares issued.
Common stock, $.01 par value.	399,431	399,431
Authorized 40,000,000 shares, issued and
outstanding 39,943,073 shares
Common stock issuable, $.01 par value,	400	400
40,000 shares
Additional paid-in capital	8,269,432	8,269,432
Accumulated deficit	(12,138,389)	(12,089,350)

Total stockholders' deficit	(2,269,126)	(2,220,087)

Total liabilities and stockholders' deficit	116,268	113,842

See accompanying notes to condensed financial statements.
THE ROVAC CORPORATION

Statement of Operations
(Unaudited)

	Three Months	Three Months
	Ended Oct. 31	Ended Oct. 31
	1998	1997
Revenues:
Contract Income	9,000	9,000
Product	2,439	851

Total revenues	11,439	9,851

Operating expenses:
Cost of sales	3,062	-
General and administrative	32,594	29,738
Research and development	3,881	3,847
Depreciation and amortization	1,312	1,324

Total operating expenses	40,849	34,909

Operating loss	(29,410)	(25,058)

Other income (expense)
Interest expense	(19,629)	(20,763)

Net Loss	(49,039)	(45,821)

Net loss per share of
common stock	(0.00)	(0.00)

Weighted average number of
common shares outstanding
and issuable	39,983,073	39,983,073

See accompanying notes to condensed financial statements.

	THE ROVAC CORPORATION

	Statement of Cash Flows
	Unaudited

	Three Months	Three Months
	October 31	October 31
	1998	1997
Cash flows from operating activities:
Net loss	(49,039)	(45,821)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,312	1,324
(Increase) decrease in assets:
Accounts and loan receivable	(3,638)	(19,597)
Inventory	-	-
Increase (decrease) in liabilities:
Accounts payable	4,387	(6,403)
Accrued expenses	25,580	23,315

Total adjustments	27,641	(1,361)

Net cash provided by (used in)
operating activities:	(21,398)	(47,182)

Cash flows from investing activities:
Costs of patents and patent applications	(100)	(241)

Net cash used in investing activities	(100)	(241)

Cash flows from financing activities:
Proceeds from notes payable - officers	(127)	2,299
Proceeds from notes payable - other	-	-
Advances from parent	22,706	44,496

Net cash provided by financing activities	22,579	46,795

Net change in cash	1,081	(628)

Cash, beginning of period	(4,830)	(2,944)

Cash (cash overdraft), end of period	(3,749)	(3,572)

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

The unaudited financial statements for the three months ended October 31, 1998 and 1997 are unaudited but reflect all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods.

The results of operations for three months ended October 31, 1998 and 1997 are not necessarily indicative of the results for the entire year.

These financial statements supplement and should be read in conjunction with the Company's audited financial statements for the year ended July 31, 1998 as contained in the Company's Form 10KSB, as filed with the United States Securities and Exchange Commission.

(2) Income (Loss) Per Share of Common Stock

Income (loss) per share of common stock as computed is based on the Weighted average of the number of shares outstanding and issuable during the periods.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

See attached

Item 2. Management's discussion and Analysis or Plan of Operation.

(a) Liquidity and Capital Resources

During the quarter, the company continued to earn revenues in accordance with its NIBCO contract. Separately, the company began negotiations with a pipe manufacturing company located in Germany. While there can be no assurance, management expects that negotiations will allow the company to enter into a European agreement.

The Company continued with discussions and negotiations for financing and capital sources in order to meet its working capital requirements and tooling cost to implement proposed projects. Management and/or affiliate continues to fund the capital requirements of the Company, as they become necessary.

(b) Results of Operations for the quarter ended October 31, 1998

The total operating expenses are approximately $41,000 for the quarter ending October 31, 1998 as compared to $35,000 for the corresponding quarter in 1997. The increase is mainly attributable to manufacturing costs.

THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

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

Date: March 2, 1000

Raymond E. Shea, Jr.

Vice President and Treasurer