Form 10QSB
period 1999-01-31
ROVAC CORP
filed 2000-03-06
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

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

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	January 31, 1999	July 31, 1998
	(Unaudited)	*

Assets

Current Assets
Accounts receivable	3,690	695
Accounts receivable - other	67,479	37,188

Total current assets	71,169	37,883

Property and equipment
Machinery and equipment	72,112	72,112
Furniture and fixtures	30,283	30,283
Leasehold improvements	28,121	28,121

	130,516	130,516

Less accumulated depreciation	122,043	120,701

Net property and equipment	8,473	9,815

Patents and patent applications, net of
accumulated amortization of $12,283
($11,641 at July 31, 1998)	65,165	66,144

Total assets	144,807	113,842

See accompanying notes to financial statements.

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	January 31, 1999	July 31, 1998
	(Unaudited)	*

Liabilities and Stockholders' Deficiency

Current liabilities
Bank overdraft	22,184	4,830
Notes payable - officer	663,014	663,141
Notes payable - other	3,250	3,250
Accounts payable:
Trade	82,741	101,187
Parent company	751,866	719,914
Accrued expenses	892,981	841,607

Total current liabilities	2,416,036	2,333,929

Stockholders' deficiency
8% nonvoting preferred stock, $100 par	1,200,000	1,200,000
value. Authorized 25,000 shares,
12,000 shares issued.
Common stock, $.01 par value.	399,431	399,431
Authorized 40,000,000 shares, issued and
outstanding 39,943,073 shares
Common stock issuable, $.01 par value,	400	400
40,000 shares
Additional paid-in capital	8,269,432	8,269,432
Accumulated deficit	(12,140,492)	(12,089,350)

Total stockholders' deficit	(2,271,229)	(2,220,087)

Total liabilities and stockholders' deficit	144,807	113,842

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Operations
(Unaudited)

	Three months		Six months
	ended January 31		ended January 31
	1999	1998	1999	1998

Revenues:
Contract Income	59,000	9,000	68,000	18,000
Product	2,234	230	4,673	1,080

Total revenues	61,234	9,230	72,673	19,080

Operating expenses:
Cost of sales	2,804	-	5,866	-
General and administrative	36,598	37,647	69,192	67,385
Research and development	3,416	3,549	7,297	7,396
Depreciation and amortization	1,313	1,324	2,625	2,648

Total operating expenses	44,131	42,520	84,980	77,429

Operating income (loss)	17,103	(33,290)	(12,307)	(58,349)

Other income (expense)
Interest expense	(19,206)	(20,935)	(38,835)	(41,697)

Net Loss	(2,103)	(54,225)	(51,142)	(100,046)

Net loss per share of
common stock	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding
and issuable	39,983,073	39,983,073	39,983,073	39,983,073

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended Jan 31	Ended Jan 31
	1999	1998
Cash flows from operating activities:
Net loss	(51,142)	(100,046)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	2,625	2,648
(Increase) decrease in assets:
Accounts and loan receivable	(33,286)	(33,818)
Inventory	-	-
Increase (decrease) in liabilities:
Accounts payable	(18,446)	(6,648)
Accrued expenses	51,374	51,536

Total adjustments	2,267	13,718

Net cash provided by (used in)
operating activities:	(48,875)	(86,328)

Cash flows from investing activities:
Costs of patents and patent applications	(304)	(3,046)

Net cash used in investing activities	(304)	(3,046)

Cash flows from financing activities:
Proceeds (payments) from notes payable - officers	(127)	2,800
Proceeds from notes payable - other	-	-
Advance from parent	31,952	85,131

Net cash provided by financing activities	31,825	87,931

Net change in cash	(17,354)	(1,443)

Cash (cash overdraft), beginning of period	(4,830)	(2,944)

Cash (cash overdraft), end of period	(22,184)	(4,387)

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

The unaudited financial statements for the three months and six months ended January 31, 1999 and 1998 are unaudited but reflect all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods.

The results of operations for three months and six months ended January 31, 1999 and 1998 are not necessarily indicative of the results for the entire year.

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

â

The company continued with discussions and negotiations for financing and capital sources in order to meet its working capital requirements and manufacturing cost to implement proposed projects. Management and/or affiliate continues to fund the capital requirements of the Company, as they become necessary.

(b) Results of Operations for the quarter ended January 31, 1999

The total operating expenses are approximately $44,000 for the quarter ending January 31, 1999 as compared to approximately $43,000 for the corr

Item 1. Financial Statements.

See attached

Item 2. Management's discussion and Analysis or Plan of Operation.

(a) Liquidity and Capital Resources

During the quarter, the company earned revenues in accordance with the NIBCO Agreement signed in the quarter ended October 31, 1997. During the quarter the company announced an exclusive sales agreement for products sold in Europe in its entirety. This multi-year agreement represents an important entrance into numerous European markets for ROVAC technology. A non-refundable fee for geographical exclusivity and minimum product purchases for key components of the CinchLock® connecting device were elements of the agreement. Upon completion of testing/acceptance, the German firm will market and distribute products containing CinchLock® components to their customers in piping systems for water supply and disposal, hot water radiant systems, natural and manufactured gas, acid and bases, food and beverage, chemical mixtures, pharmaceuticals and cosmetics and oils. The Licensee's comprehensive testing program will analyze 6 or 7 types of plastic materials for end market applications. The company also received contract income pursuant to its European agreement. The company also continued tto produce key CinchLock® components for field testing.

The company continued with discussions and negotiations for financing and capital sources in order to meet its working capital requirements and manufacturing cost to implement proposed projects. Management and/or affiliate continues to fund the capital requirements of the Company, as they become necessary.

(b) Results of Operations for teh quarter ended January 31, 1999

The toal operating expenses are approximately $44,000 for the quarter ending January 31, 1999 as compared to approximately $43,000 for the corresponding quarter in 1998. The expenses for each quarter were comparable. The increase in operating results for three months ended January 31, 1999 as compared to January 31, 1998 is attributable to a non-refundable fee received during the quarter.

(c) Results of Operations for the six-month period ended January 31, 1999

The total operating expenses were approximately $85,000 for the six-month period ending January 31, 1999 as compared to approximately $77,000 for the corresponding six-month period in 1998. The increased expenses for the six months ended January 31, 1999 as compared to January 31, 1998 is mainly attributable to manufacturing cost. The increase in operating results for the six months ended January 31, 1999 as compared to January 31, 1998 is attributable to a non-refundable fee received.

PART II - OTHER INFORMATION

Item 1. Legal Preoceedings.

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

Date: March 3, 2000

Raymond E. Shea, Jr.

Vice President and Treasurer