Form 10QSB
period 1999-04-30
ROVAC CORP
filed 2000-03-06
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

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

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	April 30, 1999	July 31, 1998
	(Unaudited)	*

Assets

Current Assets
Accounts receivable	690	695
Accounts receivable - other	62,553	37,188

Total current assets	63,243	37,883

Property and equipment
Machinery and equipment	72,112	72,112
Furniture and fixtures	30,283	30,283
Leasehold improvements	28,121	28,121

	130,516	130,516

Less accumulated depreciation	122,713	120,701

Net property and equipment	7,803	9,815

Patents and patent applications, net of
accumulated amortization of $13,566
($11,641 at July 31, 1998)	66,572	66,144

Total assets	137,618	113,842

See accompanying notes to financial statements.

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	April 30, 1999	July 31, 1998
	(Unaudited)	*

Liabilities and Stockholders' Deficiency

Current liabilities
Bank overdraft	24,253	4,830
Notes payable - officer	663,014	663,141
Notes payable - other	3,250	3,250
Accounts payable:
Trade	91,210	101,187
Parent company	760,133	719,914
Accrued expenses	918,903	841,607

Total current liabilities	2,460,763	2,333,929

Stockholders' deficiency
8% nonvoting preferred stock, $100 par	1,200,000	1,200,000
value. Authorized 25,000 shares,
12,000 shares issued.
Common stock, $.01 par value.	399,431	399,431
Authorized 40,000,000 shares, issued and
outstanding 39,943,073 shares
Common stock issuable, $.01 par value,	400	400
40,000 shares
Additional paid-in capital	8,269,432	8,269,432
Accumulated deficit	(12,192,408)	(12,089,350)

Total stockholders' deficit	(2,323,145)	(2,220,087)

Total liabilities and stockholders' deficit	137,618	113,842

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Operations
(Unaudited)

	Three	Months	Nine	Months
	ended April 30		ended April 30
	1999	1998	1999	1998

Revenues:
Contract Income	9,000	9,000	77,000	27,000
Product	5,691	(53)	10,364	1,027

Total revenues	14,691	8,947	87,364	28,027

Operating expenses:
Cost of sales	4,147	-	10,013	-
General and administrative	37,140	31,448	106,332	98,833
Research and development	5,690	3,092	12,987	10,488
Depreciation and amortization	1,313	1,324	3,938	3,971

Total operating expenses	48,290	35,863	133,270	113,292

Operating loss	(33,599)	(26,916)	(45,906)	(85,265)

Other income (expense)
Interest expense	(18,317)	(19,319)	(57,152)	(61,017)
Miscellaneous income	-	(108)	-	(108)
	(18,317)	(19,428)	(57,152)	(61,126)

Net Loss	(51,916)	(46,344)	(103,058)	(146,390)

Net loss per share of
common stock	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding
and issuable	39,983,073	39,983,073	39,983,073	39,983,073

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended April 30	Ended April 30
	1999	1998
Cash flows from operating activities:
Net loss	(103,058)	(146,390)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	3,938	3,971
(Increase) decrease in assets:
Accounts and loan receivable	(25,360)	276
Inventory	-	(7)
Increase (decrease) in liabilities:
Accounts payable	(9,977)	(2,964)
Accrued expenses	77,296	75,254

Total adjustments	45,897	76,530

Net cash provided by (used in)
operating activities:	(57,161)	(69,860)

Cash flows from investing activities:
Costs of patents and patent applications	(2,354)	(8,246)

Net cash used in investing activities	(2,354)	(8,246)

Cash flows from financing activities:
Proceeds (payments)from notes payable - officers	(127)	(31,463)
Advance from parent	40,219	111,370

Net cash provided by financing activities	40,092	79,906

Net change in cash	(19,423)	1,800

Cash (bank overdraft), beginning of period	(4,830)	(2,943)

Cash, end of period	(24,253)	(1,143)

Supplemental disclosure of noncash
operating and financing activities
Common stock issued for services		15,045

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

The unaudited financial statements for the nine months and three months ended April 30, 1999 and 1998 are unaudited but reflect all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods.

The results of operations for three months ended April 30, 1999 and 1998 are not necessarily indicative of the results for the entire year.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

See attached

Item 2. Management's discussion and Analysis or Plan of Operation.

(a) Liquidity and Capital Resources

During the quarter, the Company continued to earn revenues in accordance with the NIBCO Agreement signed in the quarter ended October 31, 1997. The Company also continued to manufacture key CinchLock® components for sale. During the quarter, the Company began testing pursuant to its European agreement

The Company continued with discussions and negotiations for financing and capital sources in order to meet its working capital requirements and manufacturing costs to implement proposed projects. Management and/or affiliate continues to fund the capital requirements of the Company, as they become necessary.

(b) Results of Operations for the quarter ended April 30, 1999

The total operating expenses are approximately $48,000 for the quarter ending April 30, 1999 as compared to approximately $36,000 for the corresponding quarter in 1998. The increase in operating expenses for the quarter ended April 30, 1999 was mainly attributable to manufacturing and research and development costs.

(c) Results of Operations for the nine-month period ended April 30, 1999

The total operating expenses were approximately $133,000 for the nine-month period ending April 30, 1999 as compared to approximately $113,000 for the corresponding nine-month period in 1998. The increased expenses for the nine months ended April 30, 1999 were mainly attributable to manufacturing cost. The increase in operating results for the nine months ended April 30, 1999 as compared to April 30, 1998 is attributable to a non-refundable fee received.

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