Form 10KSB
period 1999-07-31
ROVAC CORP
filed 2000-03-08
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended July 31, 1999

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

Yes_____No__X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $96,634

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold within the past 60 days was $3,601,620 as of February 29, 2000.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, February 29, 2000, was 39,943,073 shares of Common Stock, $0.01 par value.

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

PART I

Item 1. Description of Business.

(a) General Development of Business

The ROVAC Corporation ("the Company") is a Delaware corporation, which was organized in 1972 and has been involved in the research and development of a variety of mechanical devices. During the last fiscal year, the Company began manufacturing and selling key components of its pipe connecting technology. The Company's patented CinchLock® pipe connectors consist of mechanical devices, which join pipes and joints of assorted size and shapes without glue or solder to permit the flow of fluid under different conditions and amounts of pressures. The Company has only one business segment.

(b) Business of Issuer

During the fiscal year ending July 31, 1999, the Company continued to manufacture and sell product pursuant to its NIBCO Agreement. During the fiscal year ending July 31, 1999, the Company announced an Exclusive Sales agreement with a German firm for products sold in Europe in its entirety. This multi-year agreement represents an important entrance into numerous European markets for ROVAC technology. A non-refundable fee for geographical exclusivity and minimum product purchases for key components of the CinchLock® connecting device were elements of the agreement. Upon completion of testing/acceptance, the German firm will market and distribute products containing CinchLock® components to their customers in piping systems for water supply and disposal, hot water radiant systems, natural and manufactured gas, acid and bases, food and beverage, chemical mixtures, pharmaceuticals and cosmetics and oils. The Licensee's comprehensive testing program will analyze 6 or 7 types of plastic materials for end market applications. The company also received contract income pursuant to its European agreement.

At the end of the fiscal year, The ROVAC Corporation had 2 employees who worked full time for the Company. The Company also utilizes part-time employees on an as needed basis for manufacturing. The Company has numerous domestic and foreign patents issued as well as a number of other patent applications pending for its CinchLock® pipe connectors. The Company has a number of patents both pending and granted which cover the Company's technology.

Research and Development expenses for the years ended July 31, 1999 and July 31, 1998 were $21,726 and $12,012, respectively. The increase of $9,714 was attributable to additional testing and development pursuant to its contracts.

Item 2. Description of Property.

The Company's product development facilities and administrative offices are located in Rochdale, Massachusetts and occupy approximately 6,520 square feet. ROVAC rents the space, which it occupies from its controlling shareholder, Stafford Industries, Inc., ("Stafford").

Item 3. Legal Proceedings.

There are no pending or threatened legal proceedings against the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock

The Company has authorized 40,000,000 shares of Common Stock ($0.01 par value per share), of which 39,943,073 shares of Common Stock were reported issued and outstanding as of July 31, 1999. In addition, there are 40,000 shares of Common Stock issuable as of July 31, 1999. All of the issuable shares will have restrictions against transfer pursuant to Regulation D and/or will be exempt from registration under the Securities Act of 1933, as amended.

Market for Common Stock

The Company's Common Stock has been traded in the over-the-counter market since 1974, and is presently listed in the "pink sheets" by approximately four (4) broker-dealers. The following is the range of low and high bid prices for a share of the Company's stock for quarters ended:
July 30, 1999	$0.15 - 0.18	July 31, 1998	$0.155 - 0.17
April 30, 1999	$0.18 - 0.19	April 30, 1998	$0.20 - 0.22
January 29, 1999	$0.15 - 0.1875	January 30, 1998	$0.155 - 0.18
October 30, 1998	$0.10 - 0.115	October 31, 1997	$0.19 - 0.20

During the fiscal year, the range of low and high bid price for the Company's Common Stock was between $0.10 and $0.19 per share. Prices represent quotations from the "pink sheets" without adjustment for retail mark-ups, markdowns, or commissions and do not represent actual transactions. The number of stockholders of record as of July 31, 1999 was approximately 3,576. The Company has paid no dividends on its Common Stock for the last three fiscal years and does not expect to pay any dividend during the coming fiscal year.

As of July 31, 1999, Stafford held of record 22,792,500 shares of the Common Stock ($0.01 par value per share) of the Company and 12,000 shares of Preferred Stock ($100 par value per share) of the Company.

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

During the fiscal year, the Company received limited revenues through the sales of its CinchLock® pipe connecting technology and received increased income from its commercial licensing agreements. The Company has been and remains dependent on receiving loans from officers and/or affiliate to continue in business. However, there can be no assurance that such sources of funding will continue. At the close of and for the fiscal year ending on July 31, 1999, officers made net loans to the Company in the amount of approximately $2,400. At the close and for the fiscal year ending on July 31, 1998, net advances from the affiliate increased by approximately $61,000.

(b) Management's Discussion and Analysis of Financial Condition

(1) Results of Operations for the year ended July 31, 1999

The total operating expenses were $178,013 for the year ending July 31, 1999 as compared to $146,587 for the fiscal year ending 1998. The increase of $31,426 is mainly attributable to production, manufacturing and research and development costs related to an increase in product demand.

(2) Results of Operation for the year ended July 31, 1998

The total operating expenses were $146,587 for the year ending July 31, 1998 as compared to $177,324 for the fiscal year ending 1997. The decrease of $30,770 is mainly attributable to the fact that the majority of pipe connecting testing and development has been completed.

THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY OMITTED.

THE ROVAC CORPORATION

Table of Contents

Independent Auditors' Report F-1

Balance Sheets F-2 - F-3

Statements of Operations F-4

Statements of Stockholders' Deficit F-5

Statements of Cash Flows F-6

Notes to Financial Statements F-7 - F-9

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

The ROVAC Corporation

We have audited the accompanying balance sheets of The ROVAC Corporation as of July 31, 1999 and 1998, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The ROVAC Corporation as of July 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

MOTTLE McGRATH BRANEY & FLYNN, P.C.

Worcester, Massachusetts

February 28, 2000

THE ROVAC CORPORATION

Balance Sheets

July 31, 1999 and 1998

	1999	1998

Assets

Current Assets:
Accounts receivable	$ 700	$ 695
Accounts receivable - officer	61,174	37,188
Inventory (note 3)	2,003	-

Total current assets	63,877	37,883

Property and equipment:
Machinery and equipment	72,112	72,112
Furniture and fixtures	30,283	30,283
Leasehold improvements	28,121	28,121

	130,516	130,516

Less accumulated depreciation	123,384	120,701

Net property and equipment	7,132	9,815

Patents and patent applications, net of
accumulated amortization of $15,334 in 1999
and $11,641 in 1998	68,935	66,144

Total assets	$ 139,944	$ 113,842

See accompanying notes to financial statements.

F-2 THE ROVAC CORPORATION

Balance Sheets

July 31, 1999 and 1998

Liabilities and Stockholders' Deficiency	1999	1998

Current liabilities
Cash overdraft	$ 1,587	$ 4,830
Notes payable - officer (note 4)	665,515	663,141
Notes payable - other	3,250	3,250
Accounts payable:
Trade	113,345	101,187
Parent company	780,620	719,914
Accrued expenses (note 5)	953,871	841,607

Total current liabilities	2,518,188	2,333,929

Commitments and contingencies (note 1)

Stockholders' deficit:
8% nonvoting preferred stock, $100 par value.
Authorized 25,000 shares, issued and outstanding
12,000 shares each year	1,200,000	1,200,000
Common stock, $.01 par value. Authorized
40,000,000 shares, issued and outstanding
39,943,073 shares each year	399,431	399,431
Common stock issuable, $.01 par value,
40,000 shares each year	400	400
Additional paid-in capital	8,269,432	8,269,432
Accumulated deficit	(12,247,507)	(12,089,350)

Total stockholders' deficit	(2,378,244)	(2,220,087)

Total liabilities and stockholders' deficit	$ 139,944	$ 113,842

See accompanying notes to condensed financial statements.
F-3 THE ROVAC CORPORATION

Statement of Operations

Years ended July 31, 1999 and 1998

	1999	1998
Revenues:
Contract Income	$ 86,000	$ 36,000
Product	10,634	3,901

Total revenues	96,634	39,901

Operating expenses:
Cost of sales	13,351	8,689
General and administrative	136,560	120,591
Research and development	21,726	12,012
Depreciation	2,683	2,683
Amortization	3,693	2,612

Total operating expenses	178,013	146,587

Operating loss	(81,379)	(106,686)

Other income (expense):
Interest expense	(82,403)	(82,782)
Miscellaneous income	5,625	3,457

	(76,778)	(79,325)

Net loss	$ (158,157)	$ (186,011)

Loss per share of common stock	$ (0.004)	$ (0.005)

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Stockholders' Deficit

Years ended July 31, 1999 and 1998

	Preferred Stock		Common Stock		Common Stock Issuable		Additional
	Number		Number		Number		Paid-in	Accumulated
	of Shares	Par Value	of Shares	Par Value	of Shares	Par Value	Capital	Deficit	Total
Balance, July 31, 1997	12,000	$ 1,200,000	39,943,073	$ 399,431	40,000	$ 400	$ 8,269,432	$(11,903,339)	$(2,034,076)

Net loss	-	-	-	-	-	-	-	(186,011)	(186,011)

Balance, July 31, 1998	12,000	1,200,000	39,943,073	399,431	40,000	400	8,269,432	$(12,089,350)	(2,220,087)

Net loss	-	-	-	-	-	-	-	(158,157)	(158,157)

Balance, July 31, 1999	12,000	$ 1,200,000	39,943,073	$ 399,431	40,000	$ 400	$ 8,269,432	$(12,247,507)	$(2,378,244)

See accompanying notes to condensed financial statements.
F-5

THE ROVAC CORPORATION

Statements of Cash Flows

Years ended July 31, 1999 and 1998

	1999	1998
Cash flows from operating activities:
Net loss	$ (158,157)	$ (186,011)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	6,376	5,295
Services in exchange for common stock or note payable	-	(8,000)
(Increase) decrease in assets:
Accounts and loan receivable	(23,991)	(34,345)
Inventory	(2,003)	-
Increase (decrease) in liabilities:
Accounts payable	72,864	118,986
Accrued expenses	112,264	106,712

Total adjustments	165,510	188,648

Net cash provided by operating activities:	7,353	2,637

Cash flows from investing activities:
Costs of patents and patent applications	(6,484)	(7,323)

Net cash used in investing activities	(6,484)	(7,323)

Cash flows from financing activities:
Proceeds from notes payable - officer	2,374	2,800

Net cash provided by financing activities	2,374	2,800

Net change in cash	3,243	(1,886)

Cash overdraft, beginning of year	(4,830)	(2,944)

Cash overdraft, end of year	$ (1,587)	$ (4,830)

Supplemental disclosures of cash flow information:
Cash paid during year for interest

Supplemental disclosures of non-cash financing activities:
Note payable issued for services (cancelled)	$ -	$ (8,000)

THE ROVAC CORPORATION

Notes to Financial Statements

(1) Basis of Presentation

The ROVAC Corporation (Company) is a majority-owned subsidiary of Stafford Industries Inc. (Parent). The Parent owned approximately 57% of the Company at July 31, 1999 and 1998.

The Company is primarily a research and development firm engaged principally in designing, building and testing a number of products. The Company is continuing in a transition phase which has allowed the introduction of it pipe connecting technology to reach commercial markets.

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. The Company has reported net losses of $158,157 and $186,011 for the years ended July 31, 1999 and 1998, respectively. As a result, a stockholders' deficit of $2,378,244 was reported and the Company's current liabilities exceed its current assets by $2,454,311 at July 31, 1999. These conditions raise substantial doubts about the Company's ability to continue as a going concern.

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

The Company is pursuing a market for its new mechanical pipe connector. The Company's ability to recover the recorded amounts of its assets, particularly the unamortized cost of patents and patent applications of $68,935 is dependent on the success of its ventures.

(2) Summary of Significant Accounting Policies

  Inventory

  Inventory is valued at the lower of cost or market; cost is determined principally on the basis of first-in, first-out method (FIFO).

  Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight- line method over useful lives of two to ten years.

(c) Patent applications

Patent applications are stated at cost until a patent is granted, at which time the costs are amortized over the life of the patent. Patent applications subsequently determined to be not commercially feasible are charged to income at the time of such determination.

THE ROVAC CORPORATION

Notes to Financial Statements

(2) Summary of Significant Accounting Policies (continued)

(d) Income taxes

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

(e) Loss per share of common stock

Loss per share of common stock as computed is based on the weighted average of the number of shares outstanding and issuable during the years (39,983,073) in 1999 and (39,983,073) in 1998.

  Inventory

Inventory consists of the following:

    1998

Raw materials $ 713 $ -

Finished goods 1,290 -

$2,003 $ -

(4) Notes Payable - Officer

Notes payable to officer consist of several demand notes to an officer who is also a director and shareholder of the Company. The notes carry interest rates of 12%.

(5) Accrued Expenses

Accrued expenses consist of:

1999 1998

Interest to officer $737,076 $655,255

Professional fees 29,000 21,000

Payroll taxes 18,830 19,326

Directors' fees 24,300 24,300

Salaries 137,477 117,457 Other 7,188 4,269

Other 7,188 4,269

$953,871 $841,607

THE ROVAC CORPORATION

Notes to Financial Statements

(6) Income Taxes

At July 31, 1999 the Company has net operating loss carryforwards approximating $3,668,000 which are available to offset future taxable income. The carryforwards expire as follows:

Year Amount

2000 $436,000

2001 566,000

2002 368,000

2003 444,000

2004 388,000

2005 265,000

2006 68,000

2007 146,000

2008 273,000

    52,000

2010 236,000

2011 130,000

2012 150,000

    86,000

2014 60,000

The loss carryforward is fully reserved for deferred tax purposes.

(7) Related Party Transactions

The Company leases its space from its parent company as a tenant-at-will. The lease expense was $19,560 for 1999 and 1998.

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

Name Age Position Period of Service

Raymond E. Shea, Sr. 81 Chief Executive May, 1984

Officer, Director to date

Robert Riesner 70 Secretary, September 1982

Director to date

S. John Loscocco 75 Director March 1989

to date

John W. Spillane 68 Director May, 1984

to date

Raymond E. Shea, Jr. 40 Vice President April 1985

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

S. John Loscocco is a Director who is an investor with extensive experience in the field of venture capital. Mr. Loscocco has served as President of Acquivest Group, Inc., a venture management organization for more than the past ten years.

John W. Spillane is a Director of the Company and serves the Company as its General Counsel. Mr. Spillane has been a Director of the Company since 1984. He is a member of the Massachusetts State and Federal Bar, and has been a practicing attorney in Worcester, Massachusetts for 41 years.

Raymond E. Shea, Jr. is Vice President, Treasurer and Director of the Company and is the son of Raymond E. Shea, Sr. He has been an officer and director of the Company since April 1985 and has served the Company in a variety of key operating and managerial positions during the past twelve years. Mr. Shea is also a Treasurer and Director of Stafford Industries, Inc.

Item 10. Executive Compensation

All officers and directors of the Company received the following compensation (both cash and deferred) during fiscal year 1999:

Summary Compensation Table

The chief executive officer has not drawn a salary in the three year period ending July 31, 1999.

No officer or director earned in excess of $100,000 in the three year period ending July 31, 1999.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Stafford Industries, Inc., of Rochdale, Massachusetts ("Stafford") owns a majority of shares of common stock of the Company. As of July 31, 1999, Stafford owned 22,792,500 shares of common stock of the Company and 12,000 shares of preferred stock of the Company. The identity of the officers and directors of Stafford is as follows:

Raymond E. Shea, Sr., President and Director,

342 Silver Lane

Royal Palms, Boca Raton, FL 33432;

Raymond E. Shea, Jr., Treasurer and Director,

175 Southbridge Road

North Oxford, MA 01537;

John W. Spillane, Clerk and Director

11 Dennison Road

Worcester, MA 01609

Raymond E. Shea, Sr., President and Chairman of the Board of Stafford, is the controlling stockholder of Stafford. Mr. Shea, Sr. owns 5,157 shares of common stock of Stafford, which is 31.25% of the number of shares of Stafford issued and outstanding. Mr. Shea, Sr. owned the same number of shares of Stafford common stock at the close of the fiscal year ending July 31, 1999.

The authorized capital stock of the Company consists of 40,000,000 shares of common stock, par value $0.01 per share, and 25,000 shares of preferred stock, $100 per share. As of July 31, 1999, Stafford owned 57% of the common stock of the Company and all of the preferred stock issued by the Company.

THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY OMITTED.

The following table shows the amount of common stock of the Company owned of record and beneficially as of July 31, 1999 by each Director and all Directors and Officers as a group, consisting of five persons:

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

There were no transactions in excess of $75,000 with related parties.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-KSB

None.

(c) Exhibits

1. Contracts, Leases and Agreements.

None.

2. Subsidiaries

None.

THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY OMITTED.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned.

(Registrant) THE ROVAC CORPORATION

By (Signature and Title) ______________________________________

Raymond E. Shea, Sr., President

Date ___________________________

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