Form 10QSB
period 1999-10-31
ROVAC CORP
filed 2000-03-13
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999

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

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	October 31, 1999	July 31, 1999
	(Unaudited)	*

Assets

Current Assets
Accounts receivable	2,070	700
Accounts receivable - other	49,880	61,174
Inventory	2,476	2,003

Total current assets	54,426	63,877

Property and equipment
Machinery and equipment	72,112	72,112
Furniture and fixtures	32,336	30,283
Leasehold improvements	28,121	28,121

	132,569	130,516

Less accumulated depreciation	124,184	123,384

Net property and equipment	8,385	7,132

Patents and patent applications, net of
Accumulated amortization of $16,259
($15,334 July 31, 1999)	68,475	68,935

Total assets	131,286	139,944

See accompanying notes to condensed financial statements.
THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	October 31, 1999	July 31, 1999
	(Unaudited)	*

Liabilities and Stockholders' Deficiency

Current liabilities
Cash overdraft	$ 1,668	$ 1,587
Notes payable - officer	666,614	665,515
Notes payable - other	3,250	3,250
Accounts payable:
Trade	112,411	113,345
Parent company	784,661	780,620
Accrued expenses	979,404	953,871

Total current liabilities	2,548,008	2,518,188

Stockholders' deficiency
8% nonvoting preferred stock, $100 par	1,200,000	1,200,000
value. Authorized 25,000 shares,
12,000 shares issued.
Common stock, $.01 par value.	399,431	399,431
Authorized 40,000,000 shares, issued and
outstanding 39,943,073 shares
Common stock issuable, $.01 par value,	400	400
40,000 shares
Additional paid-in capital	8,269,432	8,269,432
Accumulated deficit	(12,285,985)	(12,247,507)

Total stockholders' deficit	(2,416,722)	(2,378,244)

Total liabilities and stockholders' deficit	131,286	139,944

See accompanying notes to condensed financial statements.
THE ROVAC CORPORATION

Statement of Operations
(Unaudited)

	Three Months	Three Months
	Ended Oct 31	Ended Oct 31
	1999	1998
Revenues:
Contract Income	9,000	9,000
Product	7,428	2,439

Total revenues	16,428	11,439

Operating expenses:
Cost of sales	5,541	3,062
General and administrative	25,233	32,594
Research and development	2,907	3,881
Depreciation and amortization	1,725	1,312

Total operating expenses	35,406	40,849

Operating loss	(18,978)	(29,410)

Other income (expense)
Interest expense-net	(19,500)	(19,629)

	(19,500)	(19,629)

Net Loss	(38,478)	(49,039)

Net loss per share of
common stock	(0.00)	(0.00)

Weighted average number of
common shares outstanding
and issuable	39,983,073	39,983,073

	THE ROVAC CORPORATION

	Statement of Cash Flows
Unaudited

	Three Months	Three Months
	October 31	October 31
	1999	1998
Cash flows from operating activities:
Net loss	(38,478)	(49,039)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,725	1,013
(Increase) decrease in assets:
Accounts and loan receivable	9,924	(3,623)
Inventory	(473)	-
Increase (decrease) in liabilities:
Accounts payable	(934)	4,387
Accrued expenses	25,533	25,580

Total adjustments	35,775	27,356

Net cash provided by (used in)
operating activities:	(2,703)	(21,683)

Cash flows from investing activities:
Costs of patents and patent applications	(465)	(100)
Acquisition of equipment	(2,053)	-
Net cash used in investing activities	(2,518)	(100)

Cash flows from financing activities:
Proceeds from notes payable - officers	1,099	(127)
Advances from parent	4,041	22,706

Net cash provided by financing activities	5,140	22,579

Net change in cash	(81)	796

Cash (cash overdraft), beginning of period	(1,587)	(4,830)

Cash (cash overdraft), end of period	(1,668)	(4,034)

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

The unaudited financial statements for the three months ended October 31, 1999 and 1998 are unaudited but reflect all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods.

The results of operations for three months ended October 31, 1999 and 1998 are not necessarily indicative of the results for the entire year.

These financial statements supplement and should be read in conjunction with the Company's audited financial statements for the year ended July 31, 1999 as contained in the Company's Form 10KSB, as filed with the United States Securities and Exchange Commission.

(2) Income (Loss) Per Share of Common Stock

Income (loss) per share of common stock as computed is based on the Weighted average of the number of shares outstanding and issuable during the periods.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

See attached

Item 2. Management's discussion and Analysis or Plan of Operation.

(a) Liquidity and Capital Resources

During the quarter, the Company continued to earn revenues in accordance with its current NIBCO contract. The Company also entered into a dialog with NIBCO to discuss the possibility of additional thermoplastic licensed markets. There can be no assurance that these discussions will produce favorable results for the Company.

During the quarter, the Company and its European licensee agreed to suspend its current European agreement. The Company had been involved in testing with its European licensee's Sanitary Division. A sale of the European company, changing management and revolving testing requirements led to a mutual decision to suspend. The Company is evaluating a new offer to restart testing. There can be no assurance that the company will commence a new testing agreement with this European company.

The Company continued with discussions and negotiations for financing and capital sources in order to meet its working capital requirements and manufacturing costs to implement proposed projects. Management and/or affiliate continues to fund the capital requirements of the Company, as they become necessary.

(b) Results of Operations for the quarter ended October 31, 1999

The total operating expenses are $35,406 for the quarter ending October 31, 1999 as compared to $40,849 for the corresponding quarter in 1998. The decrease is mainly attributable to the Company's effort to contain costs during the period.

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

Date: March 13, 2000

Raymond E. Shea, Jr.

Vice President and Treasurer