Form 10QSB
period 2000-01-31
ROVAC CORP
filed 2000-03-13
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

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

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	January 31, 2000	July 31, 1999
	(Unaudited)	*

Assets

Current Assets
Accounts receivable	4,969	700
Accounts receivable - other	48,046	61,174
Inventory	3,720	2,003

Total current assets	56,735	63,877

Property and equipment
Machinery and equipment	72,112	72,112
Furniture and fixtures	32,336	30,283
Leasehold improvements	28,121	28,121

	132,569	130,516

Less accumulated depreciation	124,984	123,384

Net property and equipment	7,585	7,132

Patents and patent applications, net of
accumulated amortization of $17,184
($11,334 at July 31, 1999)	67,705	68,935

Total assets	132,025	139,944

See accompanying notes to financial statements.

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	January 31, 2000	July 31, 1999
	(Unaudited)	*

Liabilities and Stockholders' Deficiency

Current liabilities
Cash overdraft	7,735	1,587
Notes payable - officer	666,614	665,515
Notes payable - other	3,250	3,250
Accounts payable:
Trade	111,014	113,345
Parent company	798,873	780,620
Accrued expenses	1,004,540	953,871

Total current liabilities	2,592,026	2,518,188

Stockholders' deficiency
8% nonvoting preferred stock, $100 par	1,200,000	1,200,000
value. Authorized 25,000 shares,
12,000 shares issued.
Common stock, $.01 par value.	399,431	399,431
Authorized 40,000,000 shares, issued and
outstanding 39,943,073 shares
Common stock issuable, $.01 par value,	400	400
40,000 shares
Additional paid-in capital	8,269,432	8,269,432
Accumulated deficit	(12,329,264)	(12,247,507)

Total stockholders' deficit	(2,460,001)	(2,378,244)

Total liabilities and stockholders' deficit	132,025	139,944

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Operations
(Unaudited)

	Three	Months	Six	Months
	ended January 31		ended January 31
	2000	1999	2000	1999

Revenues:
Contract Income	9,000	59,000	18,000	68,000
Product	2,469	2,234	9,897	4,673

Total revenues	11,469	61,234	27,897	72,673

Operating expenses:
Cost of sales	5,136	2,804	10,677	5,866
General and administrative	27,349	36,598	52,582	69,192
Research and development	1,289	3,416	4,196	7,297
Depreciation and amortization	1,725	1,313	3,450	2,625

Total operating expenses	35,499	44,131	70,905	84,980

Operating income (loss)	(24,030)	17,103	(43,008)	(12,307)

Other income (expense)
Interest expense-net	(19,249)	(19,206)	(38,749)	(38,835)

Net Loss	(43,279)	(2,103)	(81,757)	(51,142)

Net loss per share of
common stock	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding
and issuable	39,983,073	39,983,073	39,983,073	39,983,073

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended Jan 31	Ended Jan 31
	2000	1999
Cash flows from operating activities:
Net loss	(81,757)	(51,142)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	3,450	2,625
(Increase) decrease in assets:
Accounts and loan receivable	8,859	(33,286)
Inventory	(1,717)	-
Increase (decrease) in liabilities:
Accounts payable	(2,331)	(18,446)
Accrued expenses	50,669	51,374

Total adjustments	58,930	2,267

Net cash provided by (used in)
operating activities:	(22,827)	(48,875)

Cash flows from investing activities:
Costs of patents and patent applications	(620)	(304)
Acquisition of equipment	(2,053)	-

Net cash used in investing activities	(2,673)	(304)

Cash flows from financing activities:
Proceeds (payments) from notes payable - officers	1,099	(127)
Advance from parent	18,253	31,952

Net cash provided by financing activities	19,352	31,825

Net change in cash	(6,148)	(17,354)

Cash (cash overdraft), beginning of period	(1,587)	(4,830)

Cash (cash overdraft), end of period	(7,735)	(22,184)

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

The unaudited financial statements for the six months ended January 31, 2000 and 1999 are unaudited but reflect all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods.

The results of operations for six months ended January 31, 2000 and 1999 are not necessarily indicative of the results for the entire year.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

See attached

Item 2. Management's discussion and Analysis or Plan of Operation.

(a) Liquidity and Capital Resources

During the quarter, the company earned revenues in accordance with the Company's current NIBCO Agreement signed in the quarter ended October 31, 1997. The Company continued its dialog for additional thermoplastic markets with its current licensee, NIBCO. Management expects that these current negotiations will result in new markets to be licensed. There can be no assurance that current negotiations will be successful. The Company has received several inquiries for licenses in Europe. Management is currently evaluating the Company's best approach to address these inquiries.

The Company continued with discussions and negotiations for financing and capital sources in order to meet its working capital requirements and manufacturing costs. Management and/or affiliate continues to fund the capital requirements of the Company, as they become necessary.

(b) Results of Operations for the quarter ended January 31, 2000

The total operating expenses are $35,499 for the quarter ending January 31, 2000 as compared to approximately $44,131 for the corresponding quarter in 1999. The decrease is mainly attributable to the Company's effort to contain costs during the period.

(c) Results of Operations for the six-month period ended January 31, 2000

The total operating expenses were $70,905 for the six-month period ending January 31, 2000 as compared to approximately $84,980 for the corresponding six-month period in 1999. The decrease is mainly attributable to the Company's effort to contain costs during the period.

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