Form 10QSB
period 2000-04-30
ROVAC CORP
filed 2000-06-15
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, April 30, 2000, was 39,943,073 shares of Common Stock, $0.01 par value.

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	April 30, 2000	July 31, 1999
	(Unaudited)

Assets

Current Assets
Accounts receivable	$ 700	$ 700
Accounts receivable - other	44,454	61,174
Inventory	3,720	2,003
Total current assets	48,874	63,877

Property and equipment
Machinery and equipment	72,112	72,112
Furniture and fixtures	32,336	30,283
Leasehold improvements	28,121	28,121

	132,569	130,516

Less accumulated depreciation	125,784	123,384

Net property and equipment	6,785	7,132

Patents and patent applications, net of
accumulated amortization of $18,109
($15,334 at July 31, 1999)	68,150	68,935

Total assets	$ 123,809	$ 139,944

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	April 30, 2000	July 31, 1999
	(Unaudited)

Liabilities and Stockholders' Deficiency

Current liabilities
Bank overdraft	$ 1,547	$ 1,587
Notes payable - officer	666,615	665,515
Notes payable - other	3,250	3,250
Accounts payable:
Trade	130,931	113,345
Parent company	837,993	780,620
Accrued expenses	1,012,963	953,871

Total current liabilities	2,653,299	2,518,188

Stockholders' deficiency
8% nonvoting preferred stock, $100 par	1,200,000	1,200,000
value. Authorized 25,000 shares,
12,000 shares issued.
Common stock, $.01 par value.	399,431	399,431
Authorized 40,000,000 shares, issued and
outstanding 39,943,073 shares
Common stock issuable, $.01 par value,	400	400
40,000 shares
Additional paid-in capital	8,269,432	8,269,432
Accumulated deficit	(12,398,753)	(12,247,507)

Total stockholders' deficit	(2,529,490)	(2,378,244)

Total liabilities and stockholders' deficit	$ 123,809	$ 139,944

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Operations
(Unaudited)

	Three	months	Nine	months
	ended April 30		ended April 30
	2000	1999	2000	1999

Revenues:
Contract Income	$ 6,000	$ 9,000	$ 24,000	$ 77,000
Product	2,044	5,691	11,941	10,364

Total revenues	8,044	14,691	35,941	87,364

Operating expenses:
Cost of sales	7,381	-	18,058	-
General and administrative	47,184	36,456	99,766	111,514
Research and development	1,926	5,690	6,122	12,987
Depreciation and amortization	1,725	1,313	5,175	3,938

Total operating expenses	58,216	43,458	129,121	128,439

Operating loss	(50,172)	(28,767)	(93,180)	(41,074)

Other income (expense)
Interest expense	(19,317)	(18,318)	(58,066)	(57,153)

	(19,317)	(18,318)	(58,066)	(57,153)

Net Loss	(69,489)	(47,085)	(151,246)	(98,227)

Net loss per share of
common stock	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding
and issuable	39,983,073	39,983,073	39,983,073	39,983,073

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended April 30	Ended April 30
	2000	1999
Cash flows from operating activities:
Net loss	(151,246)	(98,227)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	5,175	3,938
(Increase) decrease in assets:
Accounts and loan receivable	16,720	-
Inventory/other assets	(1,717)	(4,826)
Increase (decrease) in liabilities:
Accounts payable	17,586	7,717
Accrued expenses	59,092	131,296

Total adjustments	96,856	138,125

Net cash provided by (used in)
operating activities:	(54,390)	39,898

Cash flows from investing activities:
Costs of patents and patent applications	(1,990)	(2,353)
Costs of furniture and fixtures	(2,053)	-

Net cash used in investing activities	(4,043)	(2,353)

Cash flows from financing activities:
Proceeds from notes payable - officers	1,100	(25,491)
Advance from parent	57,373	40,219

Net cash provided by financing activities	58,473	14,728

Net change in cash	40	52,273

Cash (bank overdraft), beginning of period	(1,587)	(4,830)

Cash, end of period	(1,547)	47,442

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

The unaudited financial statements for the nine months and three months ended April 30, 2000 and 1999 are unaudited but reflect all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods.

The results of operations for the nine months and three months ended April 30, 2000 and 1999 are not necessarily indicative of the results for the entire year.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

See attached

Item 2. Management's discussion and Analysis or Plan of Operation.

(a) Liquidity and Capital Resources

During the quarter ended April 30, 2000, the Company completed its negotiations with NIBCO resulting in a sales agreement effective May 1, 2000. This will provide the Company with numerous additional thermoplastic markets for the CinchLock® technology that the Company has developed.

The Company continued with discussions and negotiations for financing and capital sources in order to meet its working capital requirements and tooling cost to implement proposed projects. Management and/or affiliate continues to fund the capital requirements of the Company, as they become necessary.

(b) Results of Operations for the three months ended April 30, 2000 and 1999

The total operating expenses are $58,216 for the quarter ending April 30, 2000 as compared to $43,458 for the corresponding quarter in 1999. The increase is mainly attributable to increased legal and public relations costs.

(c) Results of Operations for the nine months ended April 30, 2000 and 1999

The total operating expenses were $129,121 for the nine-month period ending April 30, 2000 as compared to $128,439 for the corresponding nine-month period in 1999. This is mainly attributable to the Company's effort to contain costs during the period.

Revenues for the nine months ended April 30, 2000 were 35,941 as compared to 87,364 for the nine months ended April 30, 1999. The decrease was mainly attributable to contract revenue with a customer that was not renewed.

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

Date: June 15, 2000

Raymond E. Shea, Jr.

Vice President and Treasurer