Form 10KSB
period 2000-07-31
ROVAC CORP
filed 2000-11-01
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended July 31, 2000

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

Yes_____No__X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $63,941

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold within the past 60 days was $1,147,775 as of October 27, 2000.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, October 27, 2000, was 39,958,073 shares of Common Stock, $0.01 par value.

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

PART I

Item 1. Description of Business.

(a) General Development of Business

The ROVAC Corporation ("the Company") is a Delaware corporation, which was organized in 1972 and has been involved in the research and development of a variety of mechanical devices. During the last fiscal year, the Company continued manufacturing and selling key components of its thermoplastic pipe connecting technology. The Company's patented CinchLock® pipe connectors consist of mechanical connecting devices, which join pipes and joints of assorted size and shapes without glue or solder to permit the flow of fluid or air under different operating conditions and pressures. The Company has only one business segment.

(b) Business of Issuer

During the fiscal year ending July 31, 2000, the Company completed its negotiations with NIBCO resulting in an exclusive worldwide thermoplastic sales agreement effective May 1, 2000. During the fiscal year, the Company continued to manufacture and sell product to NIBCO. NIBCO is currently finalizing plans to introduce additional thermoplastic product lines into the marketplace during the first six months of the calendar year 2001. As a result of the NIBCO worldwide thermoplastic exclusive agreement, all ongoing negotiations in Europe were terminated.

At the end of the fiscal year, The ROVAC Corporation had 2 employees who worked full time, a full time consultant and two part-time employees. The Company uses part-time employees on an as needed basis for manufacturing. The Company has numerous domestic and foreign patents issued as well as a number of other patent applications pending for its CinchLock® pipe connectors. During the fiscal year, the Company received notice from the Mexican Patent Office that its CinchLock® patent application has been granted. The Company has a number of patents both pending and granted which cover the Company's technology.

Research and Development expenses for the years ended July 31, 2000 and July 31, 1999 were $19,971 and $21,726, respectively - a decrease of $1,755. This decrease reflects no significant change in the Company's Research and Development.

Item 2. Description of Property.

The Company's product development facilities and administrative offices are located in Rochdale, Massachusetts and occupy approximately 6,520 square feet. ROVAC rents the space, which it occupies from its controlling shareholder, Stafford Industries, Inc., ("Stafford"). The lease expires on July 31, 2002.

Item 3. Legal Proceedings.

There are no pending or threatened legal proceedings against the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock

The Company has authorized 40,000,000 shares of Common Stock ($0.01 par value per share), of which 39,958,073 shares of Common Stock were reported issued and outstanding as of July 31, 2000. In addition, there are 25,000 shares of Common Stock issuable as of July 31, 2000. All of the issuable shares will have restrictions against transfer pursuant to Regulation D and/or will be exempt from registration under the Securities Act of 1933, as amended.

Market for Common Stock

The Company's Common Stock has been traded in the over-the-counter market since 1974, and is presently listed in the "pink sheets" by approximately ten (10) broker-dealers. The following is the range of low and high bid prices for a share of the Company's stock for quarters ended:
July 31, 2000	$ .14-.10	July 30, 1999	$ .15-.18
April 28, 2000	$ .17-.12	April 30, 1999	$ .18-.19
January 28, 2000	$ .09-.07	January 30, 1999	$ .15-.1875
October 29, 1999	$ .10-.08	October 31, 1998	$ .10-.115

During the fiscal year, the range of low and high bid price for the Company's Common Stock was between $ .07 and $ .1825 per share. Prices represent quotations from the "pink sheets" without adjustment for retail mark-ups, markdowns, or commissions and do not represent actual transactions. The number of stockholders of record as of July 31, 2000 was approximately 3,530. The Company has paid no dividends on its Common Stock for the last three fiscal years and does not expect to pay any dividned during the coming fiscal year.

As of July 31, 2000, Stafford held of record 22,300,000 shares of the Common Stock ($0.01 par value per share) of the Company and 12,000 shares of Preferred Stock ($100 par value per share) of the Company.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

(a) Plan of Operation

In conjunction with the NIBCO Agreement, the Company's operations have recently changed from the past and our now primarily focused on the manufacture of its CinchLock® and CinchFreetm product lines. The Company will continue to produce inventory in order to meet the upcoming demand under the new NIBCO thermoplastic agreement. The current NIBCO Agreement requires minimal payments, which increase during the contract period, which expires on April 30, 2004. The Company's production plans are intended to meet NIBCO's requirements which are expected to increase during the first six months of calendar year 2001.

Additionally, the Company is evaluating how to proceed with its CinchLock® product introduction into the metals markets. One option under consideration would be to secure additional licenses for metal market applications. The second option under consideration would be for the Company to internally develop, produce, market and distribute a product line of CinchLock® metal market repair couplings.

The Company intends to receive additional income pursuant to its NIBCO Agreement and also intends to receive funding from its parent company in order to meet its cash requirements for the upcoming fiscal year. However, there can be no assurance that such sources of funding will continue.

During the fiscal year, the Company received limited revenues through the sales of its CinchLock® pipe connecting technology and received increased income from its commercial licensing agreements. The Company has been and remains dependent on receiving loans from officers and/or parent company to continue in business. However, there can be no assurance that such sources of funding will continue. At the close of and for the fiscal year ending on July 31, 2000 officers made net loans to the Company in the amount of approximately $1,100. At the close and for the fiscal year ending on July 31, 2000 net advances from the parent company increased by approximately $33,000.

(b) Management's Discussion and Analysis of Financial Condition

(1) Results of Operations for the year ended July 31, 2000

Revenues were $63,941 for the year ending July 31, 2000 as compared to $96,634 for the year ending July 31, 1999. The decrease of $32,693 was primarily due to the Company's efforts during the year to finalize its worldwide thermoplastics agreement with NIBCO.

The total operating expenses were $165,504 for the year ending July 31, 2000 as compared to $178,013 for the fiscal year ending 1999. The decrease of $12,509 is attributable to the Company's efforts to contain cost in all areas.

(2) Results of Operation for the year ended July 31, 1999

The total operating expenses were $178,013 for the year ending July 31, 1999 as compared to $146,587 for the fiscal year ending 1998. The increase of $31,426 is mainly attributable to production, manufacturing and research and development costs related to an increase in product demand.

Item 7. Financial Statements

The Financial Statements required by Regulation S-D are included in this Annual Report on Form 10-KSB commencing on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Person, Compliance with Section 15(a) of the Exchange Act.

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

Name Age Position Period of Service

Raymond E. Shea, Sr.

Deceased in June 2000 82 Chief Executive May, 1984 - June

Officer, Director 2000

Robert Riesner 71 Secretary, September 1982

Director to date

S. John Loscocco 76 Director March 1989

to date

John W. Spillane 69 Director May, 1984

to date

Raymond E. Shea, Jr. 41 Vice President April 1985

Treasurer, Director to date

Raymond E. Shea, Sr., served as Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Shea had been an officer and director of the Company since 1984. Mr. Shea was an entrepreneur and inventor. He was a businessman associated with the commercialization of technical products and business turnarounds.

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

John W. Spillane is a Director of the Company and serves the Company as its General Counsel. Mr. Spillane has been a Director of the Company since 1984. He is a member of the Massachusetts State and Federal Bar, and has been a practicing attorney in Worcester, Massachusetts for 42 years.

Raymond E. Shea, Jr. is Vice President, Treasurer and Director of the Company and is the son of Raymond E. Shea, Sr. He has been an officer and director of the Company since April 1985 and has served the Company in a variety of key operating and managerial positions during the past twelve years. Mr. Shea is also a Treasurer and Director of Stafford Industries, Inc.

Item 10. Executive Compensation

All officers and directors of the Company received the following compensation (both cash and deferred) during fiscal year 2000:

The chief executive officer had not drawn a salary in the three year period ending July 31, 2000.

No officer or director earned in excess of $100,000 in the three year period ending July 31, 2000.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Stafford Industries, Inc., of Rochdale, Massachusetts ("Stafford") owns a majority of shares of common stock of the Company. As of July 31, 2000, Stafford owned 22,300,000 shares of common stock of the Company and 12,000 shares of preferred stock of the Company. The identity of the officers and directors of Stafford is as follows:

Estate of Raymond E. Shea, Sr., Former President and Director,

342 Silver Palm Lane

Royal Palms, Boca Raton, FL 33432;

Raymond E. Shea, Jr., Treasurer and Director,

175 Southbridge Road

North Oxford, MA 01537;

John W. Spillane, Clerk and Director

11 Dennison Road

Worcester, MA 01609

The Estate of Raymond E. Shea, Sr., Former President and Chairman of the Board of Stafford, is the controlling stockholder of Stafford. The Estate of Mr. Shea, Sr. owns 5,157 shares of common stock of Stafford, which is 31.25% of the number of shares of Stafford issued and outstanding. The Estate of Mr. Shea, Sr. owned the same number of shares of Stafford common stock at the close of the fiscal year ending July 31, 2000.

The authorized capital stock of the Company consists of 40,000,000 shares of common stock, par value $0.01 per share, and 25,000 shares of preferred stock, $100 per share. As of July 31, 2000, Stafford owned 56% of the common stock of the Company and all of the preferred stock issued by the Company.

The following table shows the amount of common stock of the Company owned of record and beneficially as of July 31, 2000 by each Director and all Directors and Officers as a group, consisting of five persons:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percent of Class
Common Stock	The Estate of Raymond E. Shea, Sr. 442 Silver Palm Lane Boca Raton, FL 33432	6,969,764 Shares (1)	17.4%
Common Stock	Robert Riesner 51 S. Keswick Ave Glenside, PA 19038	405,453 Shares (2)	1.01%
Common Stock	John W. Spillane 11 Dennison Road Worcester, MA 01609	312,727 Shares (3)	.78%
Common Stock	Raymond E. Shea, Jr. 175 Southbridge Road No. Oxford, MA 01537	2,466,506 Shares (4)	6.17%
Common Stock	S. John Loscocco Bayview Ave. Portsmouth, RI 02871	162,181 Shares (5)	0.41%

(1) The Estate of Mr. Shea, Sr. owns 31.25% of all of the shares of common stock of Stafford, which holds 22,300,000 shares of common stock of ROVAC.

(2) Mr. Riesner owns 1.81% of all of the shares of common stock of Stafford and thus has a beneficial interest in 22,300,000 shares of common stock of the Company held by Stafford.

(3) Mr. Spillane owns 0.91% of the issued and outstanding shares of common stock of Stafford which holds 22,300,000 shares of common stock of ROVAC.

(4) Mr. Shea, Jr. owns 11.06% of all of the shares of common stock of Stafford, which holds 22,300,000 shares of common stock of the Company.

(5) Mr. Loscocco has previously disclaimed ownership in 120 shares of common stock of Stafford which were issued to Mr. Loscocco and subsequently transferred to Acquivest Holding II, Ltd., with which Mr. Loscocco is affiliated. The 120 shares of common stock of Stafford represents 0.72% of the issued and outstanding shares of Common Stock of Stafford and represents 162,181 shares of Common Stock of the Company held by Stafford.

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

Raymond E. Shea, Jr., Vice President/Treasurer

Date ___________________________

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.

Signature	Title	Date
__________________________ (Raymond E. Shea, Jr.)	Vice President, Treasurer And Director	____________________
S. John Loscocco (S. John Loscocco)	Director	____________________
Robert Riesner (Robert Riesner)	Secretary and Director	____________________
John W. Spillane (John W. Spillane)	Director	____________________

THE ROVAC CORPORATION

Table of Contents

Independent Auditors' Report F-1

Balance Sheets F-2 - F-3

Statements of Operations F-4

Statements of Stockholders' Deficit F-5

Statements of Cash Flows F-6

Notes to Financial Statements F-7 - F-9

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

The ROVAC Corporation

We have audited the accompanying balance sheets of The ROVAC Corporation as of July 31, 2000 and 1999, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The ROVAC Corporation as of July 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

MOTTLE McGRATH BRANEY & FLYNN, P.C.

Worcester, Massachusetts

October 18, 2000

F-1
	THE ROVAC CORPORATION

	Balance Sheets

	July 31, 2000 and 1999

			2000	1999

	Assets

	Current Assets:
	Accounts receivable		$ 700	$ 700
	Loan receivable - officer		23,692	61,174
	Inventory (note 3)		8,427	2,003

		Total current assets	32,819	63,877

	Property and equipment:
	Machinery and equipment		72,112	72,112
	Furniture and fixtures		32,335	30,283
	Leasehold improvements		28,121	28,121

			132,568	130,516

	Less accumulated depreciation		126,214	123,384

	Net property and equipment		6,354	7,132

Patents and patent applications, net of
	accumulated amortization of $18,956 in 2000
	and $15,334 in 1999		67,303	68,935

		Total assets	$ 106,476	$ 139,944

	See accompanying notes to financial statements.

	F-2

The	ROVAC	Corp

	Balance Sheets

	July 31, 2000 and 1999

Liabilities and Stockholders' Deficiency			2000	1999

	Current liabilities
	Cash overdraft		$ 1,766	$ 1,587
Notes payable - shareholder (note 4)			666,615	665,515
	Notes payable - other		3,250	3,250
	Accounts payable:
	Trade		105,850	113,345
		Parent company	813,500	780,620
	Accrued expenses (note 5)		1,036,842	953,871
	Advanced revenues		35,344	-

		Total current liabilities	2,663,167	2,518,188

Commitments and contingencies (note 1)

	Stockholders' deficit:
	8% nonvoting preferred stock, $100 par value.
	Authorized 25,000 shares, issued and outstanding
	12,000 shares each year		1,200,000	1,200,000
	Common stock, $.01 par value. Authorized
	40,000,000 shares, issued and outstanding, 39,958,073 in 2000,
	39,943,073 in 1999.		399,581	399,431
Common stock issuable, $.01 par value,
	40,000 shares in 1999		250	400
	Additional paid-in capital		8,269,432	8,269,432
	Accumulated deficit		(12,425,954)	(12,247,507)

	Total stockholders' deficit		(2,556,691)	(2,378,244)

	Total liabilities and stockholders' deficit		$ 106,476	$ 139,944

See accompanying notes to condensed financial statements.

	F-3

THE ROVAC CORPORATION

Statement of Operations

Years ended July 31, 2000 and 1999

		2000	1999
Revenues:
Contract Income		$ 50,531	$ 86,000
Product		13,410	10,634

Total revenues		63,941	96,634
Operating expenses:
Cost of sales		10,658	13,351
General and administrative		128,423	136,560
Research and development		19,971	21,726
Depreciation		2,830	2,683
Amortization		3,622	3,693

Total operating expenses		165,504	178,013

Operating loss		(101,563)	(81,379)

Other income (expense):
Interest expense		(80,646)	(82,403)
Miscellaneous income		3,762	5,625

		(76,884)	(76,778)

Net loss		$ (178,447)	$ (158,157)

Loss per share of common stock		$ (0.004)	$ (0.004)

See accompanying notes to condensed financial statements.

	F-4

THE ROVAC CORPORATION

Statements of Cash Flows

Years ended July 31, 2000 and 1999

	2000	1999
Cash flows from operating activities:
Net loss	$ (178,447)	$ (158,157)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	6,452	6,376
(Increase) decrease in assets:
Accounts and loan receivable	37,482	(23,991)
Inventory	(6,424)	(2,003)
Increase (decrease) in liabilities:
Accounts payable	25,385	729
Accrued expenses	82,971	112,264
Advanced revenues	35,344	-

Total adjustments	181,210	165,510

Net cash provided by operating activities:	2,763	7,353

Cash flows from investing activities:
Costs of patents and patent applications	(1,990)	(6,484)
Property and equipment acquisitions	(2,052)	-

Net cash used in investing activities	(4,042)	(6,484)

Cash flows from financing activities:
Proceeds from notes payable - officer	1,100	2,374

Net cash provided by financing activities	1,100	2,374

Net change in cash	(179)	3,243

Cash overdraft, beginning of year	(1,587)	(4,830)

Cash overdraft, end of year	$ (1,766)	$ (1,587)

F-6

The Rovac Corporation

Notes to Financial Statements

(1) Basis of Presentation

The Rovac Corporation (Company) is a majority-owned subsidiary of Stafford Industries, Inc. (Parent). The Parent owned approximately 56% of the Company at July 31, 2000 and 1999.

The Company is primarily a research and development firm engaged principally in designing, building and testing a number of products. The company has completed a transition phase, which has allowed the introduction of its pipe connecting technology to reach commercial markets. Currently, the Company has one customer.

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. The Company has reported net losses of $178,447 and $158,157 for the years ended July 31, 2000 and 1999, respectively. As a result, a stockholders' deficit of $2,556,691 was reported and the Company's current liabilities exceed its current assets by $2,630,348 at July 31, 2000. These conditions raise substantial doubts about the Company's ability to continue as a going concern.

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

The Company is expanding the market for its new mechanical pipe connector. The Company's ability to recover the recorded amounts of its assets, particularly the unamortized cost of patents and patent applications of $67,303 is dependent on the success of its ventures.

(2) Summary of Significant Accounting Policies

(a) Inventory

Inventory is valued at the lower of cost or market; cost is determined principally on the basis of first-in, first-out method (FIFO).

(b) Property and equipment

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

F-7

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

(e) Loss per share of common stock

Loss per share of common stock as computed is based on the weighted average of the number of shares outstanding and issuable during the years (39,983,073) in 2000 and (39,983,073) in 1999.

(3) Inventory

Inventory consists of the following:

	2000	1999

Raw materials	$1,077	$713
Work in progress	52	-
Finished goods	7,298	1,290

	$8,427	$2,003

(4) Notes Payable - Shareholder

Notes payable to shareholder consist of several demand notes to the estate of a former officer who was also a director and shareholder of the Company. The notes carry interest rates of 12%.

(5) Accrued Expenses

Accrued expenses consist of:

	2000	1999

Interest to officer	$817,103	$737,076
Professional fees	10,000	29,000
Payroll taxes	19,657	18,830
Directors' fees	25,800	24,300
Salaries	157,112	137,477
Other	7,170	7,188

	$1,036,842	$953,871

F-8

The Rovac Corporation

Notes Financial Statements

(6) Income Taxes

At July 31, 2000 the Company has net operating loss carryforwards approximating $3,310,000 which are available to offset future taxable income. The carryforwards expire as follows:

Year	Amount

2001	$566,000
2002	368,000
2003	444,000
2004	388,000
2005	265,000
2006	68,000
2007	146,000
2008	273,000
2009	52,000
2010	236,000
2011	130,000
2012	150,000
2013	86,000
2014	60,000
2015	78,000

Federal and state deferred income taxes of approximately $1,324,000 and $1,467,000 at July 31, 2000 and 1999, respectively, attributable to net operating loss carryforwards have been fully reserved.

(7) Related Party Transactions

The Company leases its space from its parent company under an operating lease. The lease expense was $19,560 for 2000 and 1999. The approximate minimum lease payments under the lease is as follows:

2001	$26,000
2002	28,000

F-9