Form 10KSB/A
period 2000-07-31
ROVAC CORP
filed 2000-11-01
CIK 85399

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

At the end of the fiscal year, The ROVAC Corporation had 2 employees who worked full time, a full time consultant and two part-time employees. The Company uses part-time employees on an as needed basis for manufacturing. The Company has numerous domestic and foreign patents issued as well as a number of other patent applications pending for its CinchLock® pipe connecting technology. During the fiscal year, the Company received notice from the Mexican Patent Office that its CinchLock® patent application has been granted. The Company has a number of patents both pending and granted which cover the Company's technology.

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

During the fiscal year, the range of low and high bid price for the Company's Common Stock was between $ .07 and $ .1825 per share. Prices represent quotations from the "pink sheets" without adjustment for retail mark-ups, markdowns, or commissions and do not represent actual transactions. The number of stockholders of record as of July 31, 2000 was approximately 3,530. The Company has paid no dividends on its Common Stock for the last three fiscal years and does not expect to pay any di

As of July 31, 2000, Stafford held of record 22,300,000 shares of the Common Stock ($0.01 par value per share) of the Company and 12,000 shares of Preferred Stock ($100 par value per share) of the Company.

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

Additionally, the Company is currently evaluating how to proceed with its CinchLock® product introduction into the metals markets. One option under consideration would be to secure additional licenses for metal market applications. The second option under consideration would be for the Company to internally develop, produce, market and distribute a product line of CinchLock® metal market repair couplings.

The Company intends to receive additional income pursuant to its NIBCO Agreement and also intends to receive funding from its parent company in order to meet its cash requirements for the upcoming fiscal year. However, there can be no assurance that such sources of funding will continue.

During the fiscal year, the Company received limited revenues through the sales of its CinchLock® pipe connecting technology and received increased income from its commercial licensing agreement. At the close of and for the fiscal year ending on July 31, 2000 officers made net loans to the Company in the amount of approximately $1,100. At the close and for the fiscal year ending on July 31, 2000 net advances from the parent company increased by approximately $33,000.

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

(Registrant) THE ROVAC CORPORATION

By (Signature and Title) /Raymond E. Shea, Jr./

Raymond E. Shea, Jr., Vice President/Treasurer

Date October 31, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.

Signature	Title	Date
/Raymond E. Shea, Jr./ (Raymond E. Shea, Jr.)	Vice President, Treasurer And Director	____________________
S. John Loscocco (S. John Loscocco)	Director	____________________
Robert Riesner (Robert Riesner)	Secretary and Director	____________________
John W. Spillane (John W. Spillane)	Director	____________________

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

	F-4

THE ROVAC CORPORATION

Statements of Stockholders' Deficit

Years ended July 31, 2000 and 1999

	Preferred	Stock	Common	Stock	Common Stock	Issuable	Additional
	Number		Number		Number		Paid-in	Accumulated
	Of Shares	Par Value	Of Shares	Par Value	Of Shares	Par Value	Capital	Deficit	Total
Balance, July 31, 1998	12,000	$1,200,000	39,943,073	$ 399,431	40,000	$ 400	$ 8,269,432	$(12,089,350)	$(2,220,087)

Net loss	-	-	-	-	-	-	-	(158,157)	(158,157)
	________	_________	_________	_________	________	________	_________	___________	__________
Balance, July 31, 1999	12,000	1,200,000	39,343,073	399,431	40,000	400	8,269,432	(12,247,507)	(2,378,244)

Common shares issued			15,000	150	(15,000)	(150)

Net loss	-	-	-	-	-	-	-	(178,447)	(178,447)
	________	_________	_________	_________	________	________	_________	___________	__________
Balance, July 31, 2000	12,000	$ 1,200,000	39,358,073	$ 399,581	25,000	$ 250	$ 8,269,432	(12,425,954)	(2,556,691)

See accompanying notes to condensed financial statements.

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