Form 10QSB
period 2000-10-31
ROVAC CORP
filed 2000-12-13
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

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

(508) 892-1121

(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes XNO

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, October 31, 2000, was 39,958,073 shares of Common Stock, $0.01 par value.

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	October 31, 2000	July 31, 2000
	(Unaudited)	*

Assets

Current Assets
Accounts receivable	62,575	700
Loan receivable - officer	14,569	23,692
Inventory	8,427	8,427

Total current assets	85,571	32,819

Property and equipment
Machinery and equipment	72,112	72,112
Furniture and fixtures	32,335	32,335
Leasehold improvements	28,121	28,121

	132,568	132,568

Less accumulated depreciation	126,959	126,214

Net property and equipment	5,609	6,354

Patents and patent applications, net of
Accumulated amortization of $19,862
($18,956 July 31, 2000)	71,382	67,303

Total assets	162,562	106,476

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	October 31, 2000	July 31, 2000
	(Unaudited)	*

Liabilities and Stockholders' Deficiency

Current liabilities
Cash overdraft	$ 1,981	$ 1,766
Notes payable - officer	666,615	666,615
Notes payable - other	1,950	3,250
Accounts payable:
Trade	106,342	105,850
Parent company	835,224	813,500
Accrued expenses	1,067,833	1,036,842
Advanced revenues	70,688	35,344

Total current liabilities	2,750,633	2,663,167

Stockholders' deficiency
8% nonvoting preferred stock, $100 par	1,200,000	1,200,000
value. Authorized 25,000 shares,
12,000 shares issued.
Common stock, $.01 par value.	399,581	399,581
Authorized 40,000,000 shares, issued and
outstanding 39,958,073 shares
Common stock issuable, $.01 par value,	250	250
25,000 shares
Additional paid-in capital	8,269,432	8,269,432
Accumulated deficit	(12,457,334)	(12,425,954)

Total stockholders' deficit	(2,588,071)	(2,556,691)

Total liabilities and stockholders' deficit	162,562	106,476

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Operations
(Unaudited)

	Three Months	Three Months
	Ended Oct. 31	Ended Oct. 31
	2000	1999
Revenues:
Contract Income	26,531	9,000
Product	182	7,428

Total revenues	26,713	16,428

Operating expenses:
Cost of sales	3,811	5,541
General and administrative	28,077	25,233
Research and development	4,436	2,907
Depreciation and amortization	1,651	1,725

Total operating expenses	37,975	35,406

Operating loss	(11,262)	(18,978)

Other income (expense)
Interest expense	(20,118)	(19,500)

	(20,118)	(19,500)

Net Loss	(31,380)	(38,478)

Net loss per share of
common stock	(0.00)	(0.00)

Weighted average number of
common shares outstanding
and issuable	39,983,073	39,983,073

See accompanying notes to condensed financial statements.

	THE ROVAC CORPORATION

	Statement of Cash Flows
Unaudited

	Three Months	Three Months
	October 31	October 31
	2000	1999
Cash flows from operating activities:
Net loss	(31,380)	(38,478)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,651	1,725
(Increase) decrease in assets:
Accounts and loan receivable	(52,752)	9,924
Inventory	-	(473)
Increase (decrease) in liabilities:
Accounts payable	492	(934)
Accrued expenses	30,991	25,533
Advanced revenues	35,344	-

Total adjustments	15,726	35,775

Net cash provided by (used in)
operating activities:	(15,654)	(2,703)

Cash flows from investing activities:
Costs of patents and patent applications	(4,985)	(465)
Acquisition of equipment	-	(2,053)
Net cash used in investing activities	(4,985)	(2,518)

Cash flows from financing activities:
Payment on notes payable - other	(1,300)	1,099
Advances from parent	21,724	4,041

Net cash provided by financing activities	20,424	5,140

Net change in cash	(215)	(81)

Cash (cash overdraft), beginning of period	(1,766)	(1,587)

Cash (cash overdraft), end of period	(1,981)	(1,668)

See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

The unaudited financial statements for the three months ended October 31, 2000 and 1999 are unaudited but reflect all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods.

The results of operations for three months ended October 31, 2000 and 1999 are not necessarily indicative of the results for the entire year.

These financial statements supplement and should be read in conjunction with the Company's audited financial statements for the year ended July 31, 2000 as contained in the Company's Form 10KSB, as filed with the United States Securities and Exchange Commission.

(2) Income (Loss) Per Share of Common Stock

Income (loss) per share of common stock as computed is based on the Weighted average of the number of shares outstanding and issuable during the periods.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

See attached

Item 2. Management's discussion and Analysis or Plan of Operation.

(a) Liquidity and Capital Resources

During the quarter, the Company continued to earn revenues in accordance with its current NIBCO contract. The current NIBCO Agreement requires minimal payments, which increase during the contract period, which expires on April 30, 2004. The Company's production plans are intended to meet NIBCO's requirements, which are expected to increase during the first six months of calendar year 2001.

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

(b) Results of Operations for the quarter ended October 31, 2000

The revenues for the quarter ended October 31, 2000 were $26,713 as compared to $16,428 for the quarter ended October 31, 1999. This increase is mainly attributable to the NIBCO Agreement which commenced May 1, 2000.

The total operating expenses are $37,975 for the quarter ending October 31, 2000 as compared to $35,406 for the corresponding quarter in 1999. The expenses for both quarters are comparable.

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