Form 10QSB
period 2001-01-31
ROVAC CORP
filed 2001-03-19
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

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

(508) 892-1121

(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes X NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, February 28, 2001, was 39,958,073 shares of Common Stock, $0.01 par value.

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	January 31, 2001	July 31, 2000
	(Unaudited)	*

Assets

Current Assets
Accounts receivable	851	700
Loans receivable - officer	5,314	23,692
Inventory	8,367	8,427

Total current assets	14,532	32,819

Property and equipment
Machinery and equipment	72,112	72,112
Furniture and fixtures	32,335	32,335
Leasehold improvements	28,121	28,121

	132,568	132,568

Less accumulated depreciation	127,704	126,214

Net property and equipment	4,864	6,354

Patents and patent applications, net of
Accumulated amortization of $20,768
($18,956 at July 31, 2000)	71,775	67,303

Total assets	91,171	106,476

See accompanying notes to financial statements.

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	January 31, 2001	July 31, 2000
	(Unaudited)	*

Liabilities and Stockholders' Deficiency

Current liabilities
Cash overdraft	2,433	1,766
Notes payable - officer	666,615	666,615
Notes payable - other	-	3,250
Accounts payable:
Trade	117,069	105,850
Parent company	800,820	813,500
Accrued expenses	1,083,021	1,036,842
Advanced revenues	44,156	35,344

Total current liabilities	2,714,114	2,663,167

Stockholders' deficiency
8% nonvoting preferred stock, $100 par	1,200,000	1,200,000
value. Authorized 25,000 shares,
12,000 shares issued.
Common stock, $.01 par value.	399,581	399,581
Authorized 40,000,000 shares, issued and
outstanding 39,958,073 shares
Common stock issuable, $.01 par value,	250	250
25,000 shares
Additional paid-in capital	8,269,432	8,269,432
Accumulated deficit	(12,492,206)	(12,425,954)

Total stockholders' deficit	(2,622,943)	(2,556,691)

Total liabilities and stockholders' deficit	91,171	106,476

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Operations
(Unaudited)

	Three	months	Six	months
	ended January 31		ended January 31
	2001	2000	2001	2000

Revenues:
Contract Income	26,531	9,000	53,063	18,000
Product	151	2,469	333	9,897

Total revenues	26,682	11,469	53,395	27,897

Operating expenses:
Cost of sales	4,068	5,136	7,879	10,677
General and administrative	30,761	27,349	58,838	52,582
Research and development	4,907	1,289	9,343	4,196
Depreciation and amortization	1,651	1,725	3,302	3,450

Total operating expenses	41,387	35,499	79,362	70,905

Operating income (loss)	(14,705)	(24,030)	(25,967)	(43,008)

Other income (expense)
Interest expense	(20,167)	(19,249)	(40,285)	(38,749)

Net Loss	(34,872)	(43,279)	(66,252)	(81,757)

Net loss per share of
common stock	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding
and issuable	39,983,073	39,983,073	39,983,073	39,983,073

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Cash Flows
(Unaudited)

	Six	Months		Ended
	January 31,			January 31,
	2001			2000
Cash flows from operating activities:
Net loss	(66,252)			(81,757)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	3,302			3,450
(Increase) decrease in assets:
Accounts and loan receivable	(151)			8,859
Inventory	60			(1,717)
Increase (decrease) in liabilities:
Accounts payable	11,219			(2,331)
Accrued expenses	46,179			50,669
Advance revenues	8,812			-

Total adjustments	69,421			58,930

Net cash provided by (used in)
operating activities:	3,169			(22,827)

Cash flows from investing activities:
Costs of patents and patent applications	(6,284)			(620)
Acquisition of equipment	-			(2,053)

Net cash used in investing activities	(6,284)			(2,673)

Cash flows from financing activities:
Proceeds (payments to)from officer loans	18,378			1,099
Proceeds (payments to) from notes payable - other	(3,250)			-
Advance to (from) parent	(12,680)			18,253

Net cash provided by financing activities	2,448			19,352

Net change in cash	(667)			(6,148)

Cash (cash overdraft), beginning of period	(1,766)			(1,587)

Cash (cash overdraft), end of period	(2,433)			(7,735)

See accompanying notes to condensed financial statements.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

See attached

Item 2. Management's discussion and Analysis or Plan of Operation.

(a) Liquidity and Capital Resources

During the quarter, the company earned revenues in accordance with the Company's current NIBCO Agreement. The current NIBCO Agreement requires minimal payments, which increase during the contract period, which expires on April 30, 2004. The Company's production plans are intended to meet NIBCO's requirements, which are expected to increase during the calendar year 2001.

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

(b) Results of Operations for the quarter ended January 31, 2001

The operating loss was $14,705 for the quarter ending January 31, 2001 as compared to $24,030 for the corresponding quarter in 2000. The decrease in the operating loss is mainly attributable to the NIBCO Contract Income, which began in May 2000.

(c) Results of Operations for the six-month period ended January 31, 2001

The operating loss was $25,967 for the six-month period ending January 31, 2001 as compared to $43,008 for the corresponding six-month period in 2000. The decrease in the operating loss is mainly attributable to the NIBCO Contract Income, which began in May 2000.

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

Date: March 15, 2001

Raymond E. Shea, Jr.

Vice President and Treasurer