Form 10QSB
period 2001-04-30
ROVAC CORP
filed 2001-06-13
CIK 85399

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

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

(508) 892-1121

(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. YES___X__ NO_____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, April 30, 2001, was 39,958,073 shares of Common Stock, $0.01 par value.

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	April 30, 2001	July 31, 2000
	(Unaudited)

Assets

Current Assets
Accounts receivable	$ 7,022	$ 700
Loan receivable - officer	-	23,692
Inventory	8,343	8,427
Total current assets	15,365	32,819

Property and equipment
Machinery and equipment	72,112	72,112
Furniture and fixtures	32,335	32,335
Leasehold improvements	28,121	28,121

	132,568	132,568

Less accumulated depreciation	128,449	126,214

Net property and equipment	4,119	6,354

Patents and patent applications, net of
Accumulated amortization of $21,674.
($18,956 at July 31, 2000)	71,093	67,303

Total assets	$ 90,577	$ 106,476

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION
Item 1 - Financial Information
Condensed Balance Sheets

	April 30, 2001	July 31, 2000
	(Unaudited)

Liabilities and Stockholders' Deficiency

Current liabilities
Cash overdraft	$ 3,144	$ 1,766
Notes payable - officers	668,915	666,615
Notes payable - other	-	3,250
Accounts payable:
Trade	114,742	105,850
Parent company	825,522	813,500
Accrued expenses	1,107,500	1,036,842
Advanced revenues	-	35,344

Total current liabilities	2,719,823	2,663,167

Stockholders' deficiency
8% nonvoting preferred stock, $100 par	1,200,000	1,200,000
value. Authorized 25,000 shares,
12,000 shares issued.
Common stock, $.01 par value.	399,581	399,581
Authorized 40,000,000 shares, issued and
outstanding 39,958,073 shares
Common stock issuable, $.01 par value,	250	250
25,000 shares
Additional paid-in capital	8,269,432	8,269,432
Accumulated deficit	(12,498,509)	(12,425,954)

Total stockholders' deficit	(2,629,246)	(2,556,691)

Total liabilities and stockholders' deficit	$ 90,577	$ 106,476

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Operations
(Unaudited)

	Three	months	Nine	months
	ended April 30		ended April 30
	2001	2000	2001	2000

Revenues:
Contract Income	47,025	$ 6,000	103,088	$ 24,000
Product	519	2,044	852	11,941

Total revenues	47,544	8,044	103,940	35,941

Operating expenses:
Cost of sales	5,116	7,381	12,247	18,058
General and administrative	26,552	47,184	85,391	99,766
Research and development	4,766	1,926	14,110	6,122
Depreciation and amortization	1,651	1,725	4,953	5,175

Total operating expenses	38,085	58,216	116,701	129,121

Operating profit (loss)	9,459	(50,172)	(12,761)	(93,180)

Other income (expense)
Interest expense	(19,509)	(19,317)	(59,794)	(58,066)

Net Loss	(10,050)	(69,489)	(72,555)	(151,246)

Net loss per share of
common stock	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of
common shares outstanding
and issuable	39,983,073	39,983,073	39,983,073	39,983,073

See accompanying notes to condensed financial statements.

THE ROVAC CORPORATION

Statement of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended April 30	Ended April 30
	2001	2000
Cash flows from operating activities:
Net loss	(72,555)	(151,246)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	4,953	5,175
(Increase) decrease in assets:
Accounts and loan receivable	17,370	16,720
Inventory/other assets	84	(1,717)
Increase (decrease) in liabilities:
Accounts payable	10,235	17,586
Accrued expenses	70,658	59,092
Advance revenues	(35,344)	-

Total adjustments	67,956	96,856

Net cash provided by (used in)
operating activities:	(4,599)	(54,390)

Cash flows from investing activities:
Costs of patents and patent applications	(6,508)	(1,990)
Costs of furniture and fixtures	-	(2,053)

Net cash used in investing activities	(6,508)	(4,043)

Cash flows from financing activities:
Proceeds from notes payable - officers	2,300	1,100
Proceeds (payments) from notes payable - other	(4,593)	-
Advance from parent	12,022	57,373

Net cash provided by financing activities	9,729	58,473

Net change in cash	(1,378)	40

Cash (bank overdraft), beginning of period	(1,766)	(1,587)

Cash (bank overdraft), end of period	(3,144)	(1,547)

See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements

(Unaudited)

(1) Basis of Presentation

The unaudited financial statements for the nine months and three months ended April 30, 2001 and 2000 are unaudited but reflect all adjustments (consisting solely of normal recurring adjustments) which the Company considers necessary for a fair statement of results for the interim periods.

The results of operations for the nine months and three months ended April 30, 2001 and 2000 are not necessarily indicative of the results for the entire year.

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

During the quarter, the Company finalized prototype drawings so that metal connectors can be manufactured for testing.

The Company intends to receive additional income pursuant to its NIBCO Agreement and also intends to receive funding from its parent company in order to meet its cash requirements for the upcoming fiscal year. However, there can be no assurance that such sources of funding will continue.

(b) Results of Operations for the quarter ended April 30, 2001

The operating profit was $9,459 for the quarter ending April 30, 2001 as compared to an operating loss of $50,172 for the corresponding quarter in 2000. The operating profit is mainly attributable to the NIBCO Contract Income, which began in May 2000.

(c) Results of Operations for the nine-month period ended April 30, 2001

The operating loss was $12,761 for the nine-month period ending April 30, 2001 as compared to $93,180 for the corresponding nine-month period in 2000. The decrease in the operating loss is mainly attributable to the NIBCO Contract Income, which began in May 2000.

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

THE ROVAC CORPORATION

(Registrant)

Date: June 13, 2001 /Raymond E. Shea, Jr./

Raymond E. Shea, Jr.

Vice President and Treasurer