Form 10KSB
period 2001-07-31
ROVAC CORP
filed 2001-12-13
CIK 85399

3: U

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended July 31, 2001

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

Yes_____No__X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $153,994

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold within the past 60 days was $353,161 as of November 30, 2001.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, November 30, 2001, was 39,358,073 shares of Common Stock, $0.01 par value.

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

PART I

Item 1. Description of Business.

(a) General Development of Business

The ROVAC Corporation ("the Company") is a Delaware corporation, which was organized in 1972 and has been involved in the research and development of a variety of mechanical devices. During the last fiscal year, the Company continued manufacturing and selling key components of its pipe connecting technology. The Company's patented CinchLock® pipe connectors consist of mechanical connecting devices, which join pipes and joints of assorted size and shapes without glue or solder to permit the flow of fluid or air under different operating conditions and pressures. The Company has only one business segment.

(b) Business of Issuer

During the fiscal year ending July 31, 2001, the Company continued to manufacture and sell product to NIBCO. NIBCO is currently working on plans to introduce additional thermoplastic product lines into the marketplace pursuant to its exclusive worldwide thermoplastic sales agreement. The Company has not been provided with exact dates for the introduction of NIBCO thermoplastic product lines.

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

Research and Development expenses for the years ended July 31, 2001 and July 31, 2000 were $18,920 and $19,971, respectively - a decrease of $1,051. This decrease reflects no significant change in the Company's Research and Development.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock

The Company has authorized 40,000,000 shares of Common Stock ($0.01 par value per share), of which 39,958,073 shares of Common Stock were reported issued and outstanding as of July 31, 2001. In addition, there are 25,000 shares of Common Stock issuable as of July 31, 2001. All of the issuable shares will have restrictions against transfer pursuant to Regulation D and/or will be exempt from registration under the Securities Act of 1933, as amended.

Market for Common Stock

The Company's Common Stock has been traded in the over-the-counter market since 1974, and is presently listed in the "pink sheets" by approximately three (3) broker-dealers. The following is the range of low and high bid prices for a share of the Company's stock for quarters ended:
July 31, 2001	0.05-0.05	July 28, 2000	0.14-0.10
April 30, 2001	0.04-0.04	April 28, 2000	0.17-0.12
January 29, 2001	0.06-0.05	January 28, 2000	0.09-0.07
October 27, 2000	0.08-0.06	October 29, 1999	0.10-0.08

During the fiscal year, the range of low and high bid price for the Company's Common Stock was between $ 0.20 and $ 0.03 per share. Prices represent quotations from the "pink sheets" without adjustment for retail mark-ups, markdowns, or commissions and do not represent actual transactions. The number of stockholders of record as of July 31, 2001 was approximately 3,513. The Company has paid no dividends on its Common Stock for the last three fiscal years and does not expect to pay any dividend during the coming fiscal year.

As of July 31, 2001, Stafford held of record 22,300,000 shares of the Common Stock ($0.01 par value per share) of the Company and 12, 000 shares of Preferred Stock ($100 par value per share) of the Company.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

(a) Plan of Operation

In conjunction with the NIBCO Agreement, the Company's operations have recently changed from the past and our now primarily focused on the manufacture of its CinchLock® and CinchFreetm product lines. The Company will continue to produce inventory, as needed, in order to meet the demand under the NIBCO thermoplastic agreement. The current NIBCO Agreement requires minimal payments, which increase during the contract period, which expires on April 30, 2004. The Company's production plans are intended to meet NIBCO's requirements, which are expected to increase during the next contract year.

Additionally, the Company continues to evaluate how to proceed with its CinchLock® product introduction into the metals markets. One option under consideration would be to secure additional licenses for metal market applications. The second option under consideration would be for the Company to internally develop, produce, market and distribute a product line of CinchLock® metal market repair couplings.

The Company intends to receive additional income pursuant to its NIBCO Agreement and also intends to receive funding from its parent company in order to meet its cash requirements for the upcoming fiscal year. However, there can be no assurance that such sources of funding will continue. At the close and for the fiscal year ending July 31, 2001, net advances from the parent company increased by approximately $39,822.

During the fiscal year, the Company received limited revenues through the sales of its CinchLock® pipe connecting technology and received increased income from its commercial licensing agreement. The Company has been and remains dependent on receiving officer loans and/or affiliate loans to continue in business. However, there can be no assurance that such sources of funding will continue. At the close of and for the fiscal year ending on July 31, 2001, net officer loans to the Company were approximately $4,700. At the close and for the fiscal year ending on July 31, 2001 net advances from the affiliate increased by approximately $39,822.

(b) Management's Discussion and Analysis of Financial Condition

(1) Results of Operations for the year ended July 31, 2001

The total operating expenses were $152,240 for the year ending July 31, 2001 as compared to $165,504 for the fiscal year ending 2000. The decrease of $13,264 is attributable to the Company's efforts to contain cost in all areas.

(2) Results of Operation for the year ended July 31, 2000

The total operating expenses were $165,504 for the year ending July 31, 2000 as compared to $178,013 for the fiscal year ending 1999. The decrease of $12,509 is mainly attributable to the Company's efforts to contain cost in all areas.

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

Name Age Position Period of Service

Raymond E. Shea, Jr. 42 Vice President April 1985

Treasurer, Director to date

Robert Riesner 72 Secretary, September 1982

Director to date

S. John Loscocco 77 Director March 1989

to date

John W. Spillane 70 Director May, 1984

to date

Raymond E. Shea, Jr. is Vice President, Treasurer and Director of the Company. He has been an officer and director of the Company since April 1985 and has served the Company in a variety of key operating and managerial positions during the past twelve years. Mr. Shea is also a Treasurer and Director of Stafford Industries, Inc.

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

John W. Spillane is a Director of the Company and serves the Company as its General Counsel. Mr. Spillane has been a Director of the Company since 1984. He is a member of the Massachusetts State and Federal Bar, and has been a practicing attorney in Worcester, Massachusetts for over 40 years.

Item 10. Executive Compensation

All officers and directors of the Company received the following compensation (both cash and deferred) during fiscal year 2001:

No officer or director earned in excess of $100,000 in the three year period ending July 31, 2001.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Stafford Industries, Inc., of Rochdale, Massachusetts ("Stafford") owns a majority of shares of common stock of the Company. As of July 31, 2001, Stafford owned 22,300,000 shares of common stock of the Company and 12,000 shares of preferred stock of the Company. The identity of the officers and directors of Stafford is as follows:

Raymond E. Shea, Jr., Treasurer and Director,

175 Southbridge Road

North Oxford, MA 01537;

John W. Spillane, Clerk and Director

11 Dennison Road

Worcester, MA 01609

Robert Riesner, Director

51 S. Keswick Ave.

Glenside, PA 19038

The estate of Raymond E. Shea, Sr., Former President and Chairman of the Board of Directors of Stafford and The ROVAC Corporation, is the controlling stockholder of Stafford. The Estate of Mr. Shea, Sr. owns 5,157 shares of common stock of Stafford, which is 31.25% of the number of shares of Stafford issued and outstanding. The Estate of Mr. Shea, Sr. owned the same number of shares of Stafford common stock at the close of the fiscal year ending July 31, 2001. At the close of the fiscal year ending July 31, 2001, the Estate of Mr. Shea, Sr. owned 6,969,764 shares, beneficially, of The ROVAC Corporation common stock.

The authorized capital stock of the Company consists of 40,000,000 shares of common stock, par value $0.01 per share, and 25,000 shares of preferred stock, $100 per share. As of July 31, 2001, Stafford owned 56% of the common stock of the Company and all of the preferred stock issued by the Company.

The following table shows the amount of common stock of the Company owned of record and beneficially as of July 31, 2001 by each Director and all Directors and Officers as a group, consisting of four persons:
Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percent of Class

Common Stock	Robert Riesner 51 S. Keswick Ave Glenside, PA 19038	405,453 Shares (2)	1.01%
Common Stock	John W. Spillane 11 Dennison Road Worcester, MA 01609	312,727 Shares (3)	.78%
Common Stock	Raymond E. Shea, Jr. 175 Southbridge Road No. Oxford, MA 01537	2,466,506 Shares (1)	6.17%
Common Stock	S. John Loscocco Bayview Ave. Portsmouth, RI 02871	162,181 Shares (4)	0.41%

(1) Mr. Shea, Jr. owns 11.06% of all of the shares of common stock of Stafford, which holds 22,300,000 shares of common stock of the Company.

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

THE ROVAC CORPORATION

Table of Contents

Balance Sheets F-1 - F-2

Statements of Operations F-3

Statements of Cash Flows F-4

Notes to Financial Statements F-5 - F-7

THE ROVAC CORPORATION

Balance Sheets

July 31, 2001 and 2000

2001	2000

Assets

Current Assets:
Accounts receivable	$ 56,595	$ 700
Accounts receivable - officer	-	23,692
Inventory (note 3)	8,427	8,427

Total current assets	65,022	32,819

Property and equipment:
Machinery and equipment	72,112	72,112
Furniture and fixtures	32,335	32,335
Leasehold improvements	28,121	28,121

132,568	132,568

Less accumulated depreciation	129,194	126,214

Net property and equipment	3,374	6,354

Patents and patent applications, net of
accumulated amortization of $22,580 in 2001
and $18,956 in 2000	70,661	67,303

Total assets	$ 139,057	$ 106,476

See accompanying notes to financial statements.

F-1
THE ROVAC CORPORATION

Balance Sheets

July 31, 2001 and 2000

Liabilities and Stockholders' Deficiency	2001	2000

Current liabilities
Cash overdraft	$ 3,151	$ 1,766
Notes payable - officers	671,376	666,615
Notes payable - other	-	3,250
Accounts payable:
Trade	114,792	105,850
Parent company	853,322	813,500
Accrued expenses	1,131,417	1,036,842
Advanced revenues	-	35,344

Total current liabilities	2,774,058	2,663,167

Commitments and contingencies (note 1)

Stockholders' deficit:
8% nonvoting preferred stock, $100 par value.
Authorized 25,000 shares, issued and outstanding
12,000 shares each year	1,200,000	1,200,000
Common stock, $.01 par value. Authorized
40,000,000 shares, issued and outstanding
39,943,073 shares each year	399,581	399,581
Common stock issuable, $.01 par value,
25,000 shares each year	250	250
Additional paid-in capital	8,269,432	8,269,432
Accumulated deficit	(12,504,264)	(12,425,954)

Total stockholders' deficit	(2,635,001)	(2,556,691)

Total liabilities and stockholders' deficit	$ 139,057	$ 106,476

See accompanying notes to financial statements.

F-2

THE ROVAC CORPORATION

Statement of Operations

Years ended July 31, 2001 and 2000

2001	2000
Revenues:
Contract Income	$ 153,114	$ 50,531
Product	880	13,410

Total revenues	153,994	63,941

Operating expenses:
Cost of sales	16,163	10,658
General and administrative	110,553	128,423
Research and development	18,920	19,971
Depreciation	2,980	2,830
Amortization	3,624	3,622

Total operating expenses	152,240	165,504

Operating profit (loss)	1,754	(101,563)

Other income (expense):
Interest expense	(80,064)	(80,646)
Miscellaneous income	-	3,762

(80,064)	(76,884)

Net loss	$ (78,310)	$ (178,447)

Loss per share of common stock	$ (0.002)	$ (0.004)

See accompanying notes to financial statements.

F-3
THE ROVAC CORPORATION

Statements of Cash Flows

Years ended July 31, 2001 and 2000

2001	2000
Cash flows from operating activities:
Net loss	$ (78,310)	$ (178,447)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	6,604	6,452
Services in exchange for common stock or note payable	-	-
(Increase) decrease in assets:
Accounts and loan receivable	(32,203)	37,482
Inventory	-	(6,424)
Increase (decrease) in liabilities:
Accounts payable	48,764	25,385
Accrued expenses	94,575	82,971
Advanced revenues	(35,344)	35,344

Total adjustments	82,396	181,210

Net cash provided by operating activities:	4,086	2,763

Cash flows from investing activities:
Costs of patents and patent applications	(6,982)	(1,990)
Property and equipment acquisitions	-	(2,052)

Net cash used in investing activities	(6,982)	(4,042)

Cash flows from financing activities:
Proceeds from notes payable - officer	4,761	1,100
Proceeds from (payments to) notes payable - other	(3,250)	-

Net cash provided by financing activities	1,511	1,100

Net change in cash	(1,385)	(179)

Cash overdraft, beginning of year	(1,766)	(1,587)

Cash overdraft, end of year	$ (3,151)	$ (1,766)

See accompanying notes to financial statements.

F-4

The Rovac Corporation

Notes to Financial Statements

(1) Basis of Presentation

The Rovac Corporation (Company) is a majority-owned subsidiary of Stafford Industries, Inc. (Parent). The Parent owned approximately 56% of the Company at July 31, 2001 and 2000.

The Company is primarily a research and development firm engaged principally in designing, building and testing a number of products. The company has completed a transition phase, which has allowed the introduction of its pipe connecting technology to reach commercial markets. Currently, the Company has one customer.

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. The Company has reported net losses of $78,310 and $178,447 for the years ended July 31, 2001 and 2001, respectively. As a result, a stockholders' deficit of $2,635,001 was reported and the Company's current liabilities exceed its current assets by $2,709,036 at July 31, 2001. These conditions raise substantial doubts about the Company's ability to continue as a going concern.

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

The Company is expanding the market for its new mechanical pipe connector. The Company's ability to recover the recorded amounts of its assets, particularly the unamortized cost of patents and patent applications of $93,240 is dependent on the success of its ventures.

(2) Summary of Significant Accounting Policies

(a) Inventory

Inventory is valued at the lower of cost or market; cost is determined principally on the basis of first-in, first-out method (FIFO).

(b) Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over useful lives of two to ten years.

(c) Patent applications

Patent applications are stated at cost until a patent is granted, at which time the costs are amortized over the life of the patent. Patent applications subsequently determined to be not commercially feasible are charged to income at the time of such determination.

F-5

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

(e) Loss per share of common stock

Loss per share of common stock as computed is based on the weighted average of the number of shares outstanding and issuable during the years (39,968,073) in 2001 and (39,983,073) in 2000.

(3) Inventory

Inventory consists of the following:

	2001	2000

Raw materials	$1,077	$1,077
Work in progress	52	52
Finished goods	7,298	7,298

	$8,427	$8,427

(4) Notes Payable - Shareholder

Notes payable to shareholder consist of several demand notes to the estate of a former officer who was also a director and shareholder of the Company. The notes carry interest rates of 12%.

(5) Accrued Expenses

Accrued expenses consist of:

	2001	2000

Interest to officer	$897,016	$817,103
Professional fees	10,000	10,000
Payroll taxes	16,088	19,657
Directors' fees	25,800	25,800
Salaries	179,657	157,112
Other	2,856	7,170

	1,131,417	$1,036,842

F-6

The Rovac Corporation

Notes Financial Statements

(6) Income Taxes

At July 31, 2001 the Company has net operating loss carryforwards approximating $3,310,000 which are available to offset future taxable income. The carryforwards expire as follows:

Year	Amount

2001	$566,000
2002	368,000
2003	444,000
2004	388,000
2005	265,000
2006	68,000
2007	146,000
2008	273,000
2009	52,000
2010	236,000
2011	130,000
2012	150,000
2013	86,000
2014	60,000
2015	78,000

Federal and state deferred income taxes of approximately $1,324,000 at July 31, 2001 and 2000, respectively, attributable to net operating loss carryforwards have been fully reserved.

(7) Related Party Transactions

The Company leases its space from its parent company under an operating lease. The lease expense was $26,593 and $19,560 for 2001 and 2000. The approximate minimum lease payments under the lease is as follows:

2001	$26,000
2002	28,000

F-7